Form 10-K
period 2025-12-31
FLUSHING FINANCIAL CORP
filed 2026-03-06
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   X   Yes            No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the

registrant included in the filing reflect the correction of an error to previously issued financial statements.   X

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes    X        No

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $378,464,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $11.88.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2026 was 33,883,626 shares.

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

Item 1.    Business.

GENERAL

Overview

The Holding Company is a Delaware corporation organized in 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State commercial bank. Our primary business is the operation of the Bank. The Bank owned two subsidiaries during 2025: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch (the “Internet Branch”), which operates under the brands of iGObanking.com® and BankPurely®. The activities of the Holding Company are primarily funded by cash on hand, dividends, if any, received from the Bank, issuances of subordinated debt and junior subordinated debt, and issuances of equity securities. The Holding Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Company. Management views the Company as operating a single unit – a community bank. At December 31, 2025, the Company had total assets of $8.7 billion, deposits of $7.3 billion and stockholders’ equity of $0.7 billion.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties loans, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family loans (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans; (3) equipment financing loans; (4) Small Business Administration (“SBA”) loans; (5) mortgage loan surrogates such as mortgage-backed securities; and (6) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2025, we had gross loans outstanding of $6,639.8 million, with gross mortgage loans totaling $5,226.4 million, or 78.7% of gross loans, and commercial business loans totaling $1,413.4 million, or 21.3% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which represent 73.1% of gross loans. Our revenues are derived principally from interest on loans, our mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, principal and interest payments on loans, mortgage-backed, other securities and to a lesser extent proceeds from sales of securities and loans. The Bank’s primary regulator is the New York State Department of Financial Services (“NYDFS”), and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Proposed Merger

On December 29, 2025, the Company, OceanFirst Financial Corp. (“OceanFirst”), and Apollo Merger Sub Corp., a wholly-owned subsidiary of OceanFirst (“Merger Sub”), entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which, on the terms and subject to the conditions set forth in the merger agreement, OceanFirst and the Company have agreed to combine their respective businesses through a series of mergers.

In the terms and subject to the conditions set forth in the merger agreement, at the closing, Merger Sub will merge with and into the Company (the “first merger”), with the Company as the surviving entity. Immediately following the first merger, the Company will merge with and into OceanFirst (the “second merger” and together with the first merger, the “mergers”), with OceanFirst as the surviving corporation (the “combined company” and certain references to “OceanFirst” herein refer to the combined company following the second merger, as context requires). On the day immediately following the mergers, Flushing Bank will merge with and into OceanFirst Bank, National Association, a national banking association and a wholly-owned subsidiary of OceanFirst (“OceanFirst Bank,” and such merger, the “bank merger”), with OceanFirst Bank continuing as the surviving bank (the “surviving bank”).

In the first merger, the Company’s stockholders will be entitled to receive 0.85 of a share of OceanFirst common stock for each share of Company common stock they own, subject to certain exceptions. Although the number of shares of OceanFirst common stock that the Company’s stockholders will be entitled to receive per share of Company common stock is fixed, the market value of the merger consideration will fluctuate with the market price of OceanFirst common stock and will not be known at the time the Company’s stockholders vote on the merger agreement.

Concurrently with its entry into the merger agreement, OceanFirst entered into an investment agreement (the “investment agreement”), dated as of December 29, 2025, with affiliates of funds managed by Warburg Pincus LLC (“Warburg”) pursuant to which a $225 million cash investment (the “investment”) will be made into the combined entity.

Market Area and Competition

We are a community oriented commercial bank offering a wide variety of financial services to meet the needs of the communities we serve. The Bank’s main office and its executive offices are in Uniondale, New York, located in Nassau County. At December 31, 2025, the Bank operated 30 full-service offices and the Internet Branch. We have offices located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau and Suffolk County, New York. The vast majority of all our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than we do, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with 104 banks and thrifts in the counties in which we have branch locations. Our market share of deposits, as of June 30, 2025, in these counties was 0.35% of the total deposits of these FDIC insured competing financial institutions, and we are the 23rd largest financial institution.1 In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all the lending activities we emphasize.

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

In general, consumers show a preference for ARM loans in periods of high interest rates and for fixed-rate loans when interest rates are low. In periods of declining interest rates, we may experience refinancing activity in ARM loans,

1 Per June 2025 FDIC Summary of Deposits for the New York State Counties of New York, Kings, Queens, Nassau and Suffolk

as borrowers show a preference to lock-in the lower rates available on fixed-rate loans. In the case of ARM loans we originated, volume and adjustment periods are affected by the interest rates and other market factors as discussed above as well as consumer preferences. We have not in the past, nor do we currently, originate ARM loans that provide for negative amortization.

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

The following table sets forth the composition of our loan portfolio at the dates indicated:

	At December 31,
	2025		2024		2023		2022		2021
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$2,382,828	35.88%	$2,527,222	37.50%	$2,658,205	38.53%	$2,601,384	37.57%	$2,517,026	37.94%
Commercial real estate (1)	1,993,018	30.02	1,973,124	29.28	1,958,252	28.39	1,913,040	27.62	1,775,629	26.77
One-to-four family - mixed-use property	476,423	7.18	511,222	7.59	530,243	7.69	554,314	8.00	571,795	8.62
One-to-four family - residential	319,353	4.81	244,282	3.63	220,213	3.19	241,246	3.48	276,571	4.17
Construction	54,821	0.83	60,399	0.90	58,673	0.85	70,951	1.02	59,761	0.90
Gross mortgage loans	5,226,443	78.72	5,316,249	78.90	5,425,586	78.65	5,380,935	77.69	5,200,782	78.40

Commercial business loans:
Small Business Administration	17,523	0.26	19,925	0.30	20,205	0.29	23,275	0.34	93,811	1.41
Commercial business and other	1,395,853	21.02	1,401,602	20.80	1,452,518	21.06	1,521,548	21.97	1,339,273	20.19
Gross commercial business loans	1,413,376	21.28	1,421,527	21.10	1,472,723	21.35	1,544,823	22.31	1,433,084	21.60
Gross loans	6,639,819	100.00%	6,737,776	100.00%	6,898,309	100.00%	6,925,758	100.00%	6,633,866	100.00%

Unearned loan fees and deferred costs, net	12,488		10,097		9,590		9,011		4,239
Unallocated portfolio layer basis adjustments (2)	1,645		(2,025)		(949)		—		—
Less: Allowance for credit losses	(42,802)		(40,152)		(40,161)		(40,442)		(37,135)
Loans, net	$6,611,150		$6,705,696		$6,866,789		$6,894,327		$6,600,970
(1)	Balance consists almost exclusively of investor commercial real estate (non-owner occupied). Owner-occupied commercial real estate represents less than 1.0% of the total for each period shown.
(2)	This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under generally accepted accounting principles in the United States of America (“GAAP”) portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

In the table above, commercial business and other loans include owner-occupied commercial real estate totaling $793.4 million, $745.1 million, $707.6 million, $732.0 million and $624.0 million at December 31, 2025, 2024, 2023, 2022 and 2021, respectively.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Mortgage Loans
At beginning of period	$5,316,249	$5,425,586	$5,380,935
Mortgage loans originated:
Multi-family residential	63,962	115,531	232,715
Commercial real estate	210,683	162,611	184,382
One-to-four family mixed-use property	16,014	17,061	20,097
One-to-four family residential	1,875	3,358	6,883
Construction	13,767	20,890	34,253
Total mortgage loans originated	306,301	319,451	478,330

Mortgage loans purchased:
One-to-four family residential	121,505	52,314	—
Construction	—	—	128
Total mortgage loans purchased	121,505	52,314	128

Less:
Principal reductions	524,920	388,311	424,734
Loans transferred to (from) loans held for sale	(34,714)	73,879	—
Mortgage loan sales	23,264	18,148	9,042
Charge-offs	4,142	435	31
Loans transferred to OREO	—	329	—
At end of period	$5,226,443	$5,316,249	$5,425,586

Commercial business loans
At beginning of period	$1,421,527	$1,472,723	$1,544,823
Loans originated:
Small Business Administration	10,626	7,298	2,300
Commercial business	257,345	190,788	166,391
Other	5,295	7,183	4,715
Total commercial business and other loans originated	273,266	205,269	173,406

Commercial business loans purchased:
Commercial business	146,322	121,173	166,216
Total commercial business loans purchased	146,322	121,173	166,216

Less:
Small Business Administration sales	7,973	—	—
Principal reductions	412,506	370,106	400,598
Charge-offs	7,260	7,532	11,124
At end of period	$1,413,376	$1,421,527	$1,472,723

Loan Maturity and Repricing. The following table shows the maturity and repricing of our total loan portfolio at December 31, 2025. Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans					Commercial business loans
			One-to-four
			family	One-to-four			Commercial
	Multi-family	Commercial	mixed-use	family		Small Business	business
(In thousands)	residential	real estate	property	residential	Construction	Administration	and other	Total loans

Amounts due within one year	$386,646	$484,335	$58,643	$15,604	$53,982	$1,149	$485,097	$1,485,456
Amounts due after one year:
One to two years	323,715	314,646	53,689	15,115	838	1,017	261,428	970,448
Two to three years	280,469	258,855	46,075	13,742	1	795	188,107	788,044
Three to five years	439,207	402,423	65,971	22,833	—	1,706	256,740	1,188,880
Five to fifteen years	765,370	511,916	168,680	102,207	—	6,549	202,980	1,757,702
Over fifteen years	187,421	20,843	83,365	149,852	—	6,307	1,501	449,289
Total due after one year	1,996,182	1,508,683	417,780	303,749	839	16,374	910,756	5,154,363
Total amounts due	$2,382,828	$1,993,018	$476,423	$319,353	$54,821	$17,523	$1,395,853	$6,639,819

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$232,834	$69,129	$127,667	$51,574	$—	$179	$482,128	$963,511
Adjustable rate loans	1,763,348	1,439,554	290,113	252,175	839	16,195	428,628	4,190,852
Total loans due after one year	$1,996,182	$1,508,683	$417,780	$303,749	$839	$16,374	$910,756	$5,154,363

Multi-family Residential Lending. Loans secured by multi-family residential properties were $2,382.8 million, or 35.88% of gross loans, at December 31, 2025. Our multi-family residential mortgage loans had an average principal balance of $1.1 million at December 31, 2025, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $27.3 million. We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. The weighted average debt service coverage for this portfolio is approximately 180% based on the most recent annual loan review. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Board of Directors of the Bank (the “Bank Board of Directors”) or the Loan Committee as an exception to policy. The weighted average loan to value ratio for this loan portfolio is approximately 28.1% based on the most recent appraisal and the loan balance at December 31, 2025. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

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

At December 31, 2025, $2,073.5 million, or 87.02% of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period generally based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, due to competitive forces, we may originate ARM loans at an initial rate lower than the fully indexed rate as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased multi-family ARM loans totaling $58.4 million, $106.6 million, and $210.5 million during 2025, 2024, and 2023, respectively.

At December 31, 2025, $309.3 million, or 12.98%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $5.6 million, $8.9 million, and $22.2 million of fixed-rate multi-family mortgage loans in 2025, 2024, and 2023, respectively.

The following table shows the geographic distribution of our multi-family portfolio at December 31, 2025:

		Percent
	Amount	of Total
(Dollars in thousands)
Brooklyn	$680,710	28.57%
Manhattan	505,125	21.20
Queens	418,839	17.58
Bronx	386,546	16.22
New York State (excluding NYC)	271,955	11.41
Other states	111,221	4.67
Staten Island	8,432	0.35
Total	$2,382,828	100.00%

Commercial Real Estate Lending. Loans secured by commercial real estate were $1,993.0 million, or 30.02% of gross loans, at December 31, 2025. Our commercial real estate mortgage loans are secured by properties such as hotels/motels, small business facilities, strip shopping centers, warehouses, and office buildings. At December 31, 2025, our commercial real estate mortgage loans had an average principal balance of $2.7 million and the largest of such loans had a principal balance of $29.9 million. This loan was paid in full on January 31, 2026. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $10.0 million.

In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans. The weighted average debt service coverage for this portfolio is approximately 180% based on the most recent annual loan review. The weighted average loan to value ratio for this portfolio is approximately 43.1% based on the most recent appraisal and the loan balance at December 31, 2025.

Our commercial real estate loans are primarily investor properties (non-owner occupied) which are generally considered to have higher credit risk than multi-family lending. The repayment of principal is primarily dependent on the successful operation of the underlying tenant’s business.

At December 31, 2025, $1,827.2 million, or 91.68%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased commercial ARM loans totaling $209.5 million, $157.3 million, and $172.1 million during 2025, 2024, and 2023, respectively.

At December 31, 2025, $165.8 million, or 8.32%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $1.2 million, $5.3 million, and $12.2 million of fixed-rate commercial mortgage loans in 2025, 2024, and 2023, respectively.

The following table shows the diversification of our investor property commercial real estate loans by major industry at December 31, 2025:

		Percent
	Amount	of Total
(Dollars in thousands)
General Commercial	$445,732	22.36%
Strip Mall	368,840	18.51
Shopping Center	303,407	15.22
Commercial Mixed Use	278,225	13.96
Single Tenant Retail	172,298	8.64
Industrial	146,611	7.36
Office Multi and Single Tenant	86,368	4.33
Commercial Special Use	67,135	3.37
Office Condo and Co-Op	63,295	3.18
Health Care / Medical Use	61,107	3.07
Total (1)	$1,993,018	100.00%
(1)	Includes owner-occupied commercial real estate totaling $1.5 million representing 0.07% of total commercial real estate.

One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and include a commercial component. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. One-to-four family mixed-use property mortgage loans were $476.4 million, or 7.18% of gross loans, at December 31, 2025.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2025, $317.8 million, or 66.70%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan; however, the loans generally contain interest rate floors. We originated and purchased one-to-four family mixed-use property ARM loans totaling $15.8 million, $14.4 million, and $8.7 million during 2025, 2024, and 2023, respectively.

At December 31, 2025, $158.6 million, or 33.30%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $0.2 million, $2.6 million, and $11.4 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2025, 2024, and 2023, respectively.

One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1.0 million. Residential mortgage loans were $319.4 million, or 4.81% of gross loans, at December 31, 2025.

We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. Private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

At December 31, 2025, $264.7 million, or 82.87%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan and have interest rate floors. We originated and purchased residential ARM loans totaling $123.4 million, $55.1 million, and $6.5 million during 2025, 2024, and 2023, respectively.

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

At December 31, 2025, $54.7 million, or 17.13%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We did not originate or purchase any fixed-rate residential mortgages in 2025. We originated and purchased $0.6 million and $0.4 million in fixed-rate residential mortgages in 2024 and 2023, respectively.

At December 31, 2025, home equity loans totaled $15.3 million, or 0.23%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units. To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes. All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans. At December 31, 2025, construction loans totaled $54.8 million, or 0.83%, of gross loans. Our construction loans primarily are adjustable-rate loans to finance the construction of one-to-four family residential properties, multi-family residential properties and owner-occupied commercial properties. We also, to a limited extent, finance the construction of commercial properties. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We originated and purchased construction loans totaling $13.8 million, $20.9 million, and $34.4 million during 2025, 2024, and 2023, respectively.

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

Small Business Administration Lending. At December 31, 2025, SBA loans totaled $17.5 million, representing 0.26% of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers. Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages. SBA loans are generally offered at adjustable-rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. At times, we may sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retaining the servicing rights on these loans, collecting a servicing fee of approximately 1%.

We originated and purchased SBA loans totaling $10.6 million, $7.3 million and $2.3 million, during 2025, 2024, and 2023, respectively. We sold the guarantee portion of SBA loans totaling $8.0 million during 2025. There were no SBA sales in 2024 and 2023.

Commercial Business and Other Loans. At December 31, 2025, commercial business and other loans totaled $1,395.9 million, or 21.02%, of gross loans. We originate and purchase commercial business loans and other loans for business, personal, or household purposes. Commercial business loans are provided to businesses in the New York City metropolitan area with annual sales of up to $250.0 million. Our commercial business loans include lines of credit and term loans including owner occupied mortgages. These loans are secured by business assets, including accounts receivables, inventory, equipment and real estate and generally require personal guarantees. The Bank also enters into participations/syndications on senior secured commercial business loans, which are serviced by other banks. Commercial business loans are generally originated in a range of $100,000 to $10.0 million. We generally offer adjustable-rate loans with adjustment periods of five years for owner occupied mortgages and for lines of credit the adjustment period is generally monthly. Interest rates on adjustable-rate loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate for owner occupied mortgages and a fixed spread above the Secured Overnight Financing Rate (“SOFR”) or Prime Rate for lines of credit. Commercial business adjustable-rate loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan, however they generally are subject to interest rate floors. Our fixed-rate commercial business loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $394.9 million, $319.1 million, and $322.4 million of commercial business loans during 2025, 2024, and 2023, respectively.

A portion of our commercial business and other loans are secured by owner-occupied real estate, which totaled $793.4 million, $745.1 million and $707.6 million at December 31, 2025, 2024 and 2023, respectively. These loans are secured by properties used by the borrower for commercial use where the primary source of repayment is expected to be the income generated by the borrower’s business use of the property. The Company recognizes in circumstances where the borrower is not performing, the real estate collateral would be the source of repayment. The Company considers these credits to be less risky than commercial business loans, however, riskier than commercial real estate loans.

The following table shows the diversification of our commercial business and other loan portfolio by major industry at December 31, 2025:

		Percent
	Amount	of Total
(Dollars in thousands)
Automotive Businesses	$202,319	14.31%
Construction / Contractors	174,266	12.33
Wholesalers	141,355	10.00
Manufacturing	102,660	7.26
Professional Services	99,414	7.03
Financing Companies	97,112	6.87
Hotels	94,816	6.71
Healthcare	89,838	6.36
Retail	62,254	4.40
Restaurant	52,772	3.73
Other	296,570	20.98
Total	$1,413,376	100.00%

Other loans include overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We originated and purchased $5.3 million, $7.2 million, and $4.7 million of non-overdraft other loans during 2025, 2024, and 2023, respectively. The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

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

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On December 31, 2025, there were no commitments to lend additional funds to borrowers who have received a loan modification as a result of financial difficulty. See Note 3 (“Loans and Allowance for Credit Losses”) of the Notes to the Consolidated Financial Statements.

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

Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $136.4 million at December 31, 2025. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2025, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the Bank’s three largest aggregate amount of outstanding loans to one borrower were $100.9 million, $84.2 million, and $73.8 million for each of the three borrowers, all of which were performing according to their terms.

Loan Servicing. At December 31, 2025, we were servicing $95.9 million of loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market, other than sales of delinquent loans, which are sold with servicing released to the buyer. For mortgage loans and commercial business loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all-in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2025 and 2024, we held $288.7 million and $266.1 million, respectively, of loans that were serviced by others.

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

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are on non-accrual status unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2025, there were no loans that were past due 90 days or more and still accruing interest.

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

The following table shows delinquent and non-performing loans sold during the periods indicated:

	For the years ended December 31,
(Dollars in thousands)	2025	2024	2023
Count	17	15	13

Proceeds	$23,797	$10,439	$7,042
Net charge-offs	(1,736)	—	(8)
Gross gains	521	273	108

Troubled Debt Restructured (Legacy GAAP). For borrowers who are experiencing financial difficulties, we had restructured certain problem loans by: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, principal forgiveness and/or changing the loan to interest only payments for a limited time period. At times, certain problem loans had been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner allowed certain borrowers to become and remain current on their loans. These restructured loans were classified troubled debt restructured (“TDR”). Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR were placed on non-accrual status until they have made timely payments for six consecutive months.

The following table shows loans classified as TDR under legacy GAAP at amortized cost that were performing according to their restructured terms at the periods indicated at December 31:

	At December 31,
(In thousands)	2022	2021
Accrual Status:
Multi-family residential	$1,673	$1,690
Commercial real estate	7,572	7,572
One-to-four family - mixed-use property	974	1,375
One-to-four family - residential	253	483
Commercial business and other	1,069	1,340
Total	11,541	12,460

Non-Accrual Status:
One-to-four family - mixed-use property	248	261
Commercial business and other	28	41
Total	276	302
Total performing troubled debt restructured	$11,817	$12,762

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

The following table shows our non-performing assets at the dates indicated. During the years ended December 31, 2025 and 2024, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, each totaled $2.9 million. During the year ended December 31, 2023, this amount was $2.0 million. These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Loans 90 days or more past due and still accruing:
Multi-family residential	$—	$—	$1,463	$—	$—
Construction	—	—	—	2,600	—
Total	—	—	1,463	2,600	—
Non-accrual mortgage loans:
Multi-family residential	10,214	11,031	3,206	3,206	2,431
Commercial real estate	21,786	6,283	—	237	613
One-to-four family mixed-use property (1)	236	116	981	790	1,309
One-to-four family residential	1,838	1,428	5,181	4,425	7,725
Total	34,074	18,858	9,368	8,658	12,078

Non-accrual commercial business loans:
Small Business Administration	554	2,445	2,552	937	937
Commercial Business and other (1)	6,936	12,015	11,789	20,187	1,918
Total	7,490	14,460	14,341	21,124	2,855
Total non-accrual loans	41,564	33,318	23,709	29,782	14,933

Total non-performing loans	41,564	33,318	25,172	32,382	14,933
Other non-performing assets:
Available for sale securities (2)	17,261	18,000	—	—	—
Held-to-maturity securities (2)	—	—	20,981	20,981	—
Total	17,261	18,000	20,981	20,981	—

Total non-performing assets	$58,825	$51,318	$46,153	$53,363	$14,933

Non-performing loans to gross loans	0.63%	0.49%	0.36%	0.47%	0.23%
Non-performing assets to total assets	0.68%	0.57%	0.54%	0.63%	0.19%

(1) Not included in the above analysis are the following non-accrual TDRs, under legacy GAAP, that are performing according to their restructured terms: one-to-four family mixed-use property loans totaling $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively, and commercial business loans totaling less than $0.1 million at December 31, 2022, and 2021.

(2)     During the year ended December 31, 2024, one held-to-maturity municipal security with an amortized cost of $20.6 million was transferred to available for sale. The Company did not transfer any securities between classification categories during the years ended December 31, 2025, 2023, 2022 and 2021. See “Allowance for Credit Losses”.

The following table shows our delinquent loans at amortized cost that are less than 90 days past due and still accruing interest at December 31:

	2025		2024
	30 - 59	60 - 89	30 - 59	60 - 89
	days	days	days	days

	(In thousands)

Multi-family residential	$3,914	$1,165	$12,596	$9,255
Commercial real estate	2,785	—	4,846	—
One-to-four family ― mixed-use property	263	—	870	1,234
One-to-four family ― residential	2,264	53	802	65
Small Business Administration	160	—	—	—
Commercial business and other	7,874	1	409	2,239
Total	$17,260	$1,219	$19,523	$12,793

Other Real Estate Owned. We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2025 and 2024, we held no OREO.

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure through an in-substance repossession. The Company did not have any OREO during 2025 and 2023. During the year ended December 31, 2024, the Company acquired and then subsequently sold one OREO for $0.8 million, resulting in a gain on sale of $0.2 million. Included within net loans as of December 31, 2025 and 2024, was a recorded investment of $2.1 million and $2.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Criticized and Classified Assets. Our policy is to review our assets, focusing primarily on the loan portfolio, OREO, and the investment portfolio, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary. If a loan does not fall within one of the previous mentioned categories and management believes weakness is evident then we designate the loan as “Watch”, all other loans would be considered “Pass”. These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment. We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Credit Losses. Assets that are non-accrual are designated as Substandard, Doubtful, or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories but contains a potential weakness that deserves closer attention. Our Criticized and Classified Assets totaled $101.0 million at December 31, 2025, an increase of $9.1 million from $91.9 million at December 31, 2024.

The following table sets forth the Bank’s Criticized and Classified assets at amortized cost at December 31, 2025:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,752	$12,367	$—	$—	$33,119
Commercial real estate	8,400	22,344	—	—	30,744
One-to-four family - mixed-use property	263	559	—	—	822
One-to-four family - residential	507	1,224	—	—	1,731
Construction	—	—	—	—	—
Small Business Administration	26	700	—	—	726
Commercial business and other	3,868	12,741	—	—	16,609
Total loans	33,816	49,935	—	—	83,751

Investment Securities:
Available for sale securities	—	17,261	—	—	17,261
Total investment securities	—	17,261	—	—	17,261

Total	$33,816	$67,196	$—	$—	$101,012

The following table sets forth the Bank’s Criticized and Classified assets at amortized cost at December 31, 2024:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$12,551	$13,161	$—	$—	$25,712
Commercial real estate	—	6,376	—	—	6,376
One-to-four family - mixed-use property	1,718	117	—	—	1,835
One-to-four family - residential	1,053	916	—	—	1,969
Construction	2,616	—	—	—	2,616
Small Business Administration	325	2,736	—	—	3,061
Commercial business and other	14,434	16,895	1,032	—	32,361
Total loans	32,697	40,201	1,032	—	73,930

Investment Securities:
Available for sale securities	—	18,000	—	—	18,000
Total investment securities	—	18,000	—	—	18,000

Total	$32,697	$58,201	$1,032	$—	$91,930

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

In calculating the ACL, the Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for December 31, 2025, the reasonable and supportable forecast was for a period of two quarters and the reversion period was four quarters. At December 31, 2025 and 2024, the ACL for loans totaled $42.8 million, and $40.2 million, respectively.

Non-performing loans totaled $41.6 million and $33.3 million at December 31, 2025 and 2024, respectively. The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2025, the outstanding principal balance of our non-performing loans was 52.5% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We incurred total net charge-offs of $9.8 million, $7.7 million and $10.8 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded a provision for credit losses on loans totaling $12.5 million, $7.7 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The provision recorded in 2025 was driven by a reserve applied to one commercial real estate loan which lost its primary tenant, an increased reserve applied to one commercial business and other loan, coupled with net charge-offs as a result of loan sales, short payoffs and previously reserved loans deemed unrecoverable. The provision recorded in 2024 was driven by increased reserves on several commercial business and real estate multi-family loans. The provision recorded in 2023 was driven by fully reserving for two non-accrual commercial business loans and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. We believe that at December 31, 2025, the allowance was sufficient to absorb losses inherent in our loan portfolio. The allowance for credit losses represented 0.64% and 0.60% of gross loans outstanding at December 31, 2025 and 2024, respectively. The allowance for credit losses represented 103.0% and 120.5% of non-performing loans at December 31, 2025 and 2024, respectively.

At December 31, 2023, the Company had one held-to-maturity (“HTM”) investment security totaling $21.0 million that was modified in 2022 by granting a payment forbearance. During the year ended December 31, 2024, this security was transferred to available for sale (“AFS”). Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness, as such the transfer did not taint the remaining held-to-maturity portfolio. The security was non-accrual at the time of transfer. The fair value of the security at December 31, 2024 was $18.0 million. It was determined after review that the whole decline in fair value was credit-related and as such was recorded as a provision to the allowance for credit losses totaling $2.6 million. The Company did not transfer any securities between classification categories during the years ended December 31, 2025 and 2023. At December 31, 2025 and 2024 the ACL for securities totaled $3.3 million and $3.0 million, respectively.

The following table sets forth changes in, and the balance of, our Allowance for credit losses.

	For the years ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period	$40,152	$40,161	$40,442
Loans- charge-off	(11,403)	(7,969)	(11,157)
Loans- recovery	1,554	285	345
Loans- provision (benefit)	12,499	7,675	10,531
Allowance for credit losses - loans	$42,802	$40,152	$40,161

Balance at beginning of period	$353	$1,087	$1,100
Reversal of allowance upon transfer to AFS	—	(750)	—
HTM securities (benefit) provision	(5)	16	(13)
Allowance for credit losses - HTM securities	$348	$353	$1,087

Balance at beginning of period	$2,627	$—	$—
AFS securities (benefit) provision	294	2,627	—
Allowance for credit losses - AFS securities	$2,921	$2,627	$—

Balance at beginning of period	$1,037	$1,102	$970
Off-balance sheet- (benefit) provision	696	(65)	132
Allowance for credit losses - off-balance sheet	$1,733	$1,037	$1,102

Allowance for credit losses	$47,804	$44,169	$42,350

The following table sets forth changes in, and the balance of, our Allowance for credit losses - loans.

	For the years ended December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Balance at beginning of year	$40,152	$40,161	$40,442	$37,135	$45,153
Provision (benefit) for credit losses	12,499	7,675	10,531	4,842	(4,899)

Loans charged-off:
Multi-family residential	(2,935)	—	—	(208)	(43)
Commercial real estate	(1,347)	(421)	(8)	—	(64)
One-to-four family - mixed-use property	(55)	—	—	—	(33)
One-to-four family - residential	(5)	(14)	(23)	(20)	—
Small Business Administration	(279)	(7)	(7)	(1,053)	—
Taxi medallion	—	—	—	—	(2,758)
Commercial business and other	(6,782)	(7,527)	(11,119)	(2,067)	(2,236)
Total loans charged-off	(11,403)	(7,969)	(11,157)	(3,348)	(5,134)

Recoveries:
Multi-family residential	—	2	2	77	10
Commercial real estate	—	—	—	—	—
One-to-four family - mixed-use property	—	2	1	—	133
One-to-four family - residential	53	102	52	5	157
Small Business Administration	52	108	248	47	34
Taxi medallion	—	—	—	447	1,457
Commercial business and other	1,449	71	42	1,237	224
Total recoveries	1,554	285	345	1,813	2,015

Net (charge-offs) recoveries	(9,849)	(7,684)	(10,812)	(1,535)	(3,119)
Balance at end of year	$42,802	$40,152	$40,161	$40,442	$37,135

Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.11%	0.16%	0.02%	0.05%
Ratio of ACL - loans to gross loans at end of period	0.64%	0.60%	0.58%	0.58%	0.56%
Ratio of ACL - loans to non-accrual loans at end of the period	102.98%	120.51%	169.39%	135.79%	248.66%
Ratio of ACL - loans to non-performing loans at end of period	102.98%	120.51%	159.55%	124.89%	248.66%

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

	At December 31,
	2025		2024		2023		2022		2021
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans

	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$12,601	35.88%	$13,145	37.50%	$10,373	38.53%	$9,552	37.57%	$8,185	37.94%
Commercial real estate	13,559	30.02	9,288	29.28	8,665	28.39	8,184	27.62	7,158	26.77
One-to-four family mixed-use property	1,236	7.18	1,623	7.59	1,610	7.69	1,875	8.00	1,755	8.62
One-to-four family residential	875	4.81	759	3.63	668	3.19	901	3.48	784	4.17
Construction	171	0.83	371	0.90	158	0.85	261	1.02	186	0.90
Gross mortgage loans	28,442	78.72	25,186	78.90	21,474	78.65	20,773	77.69	18,068	78.40

Commercial business loans:

Small Business Administration	1,881	0.26	1,523	0.30	1,626	0.29	2,198	0.34	1,209	1.41
Commercial business and other	12,479	21.02	13,443	20.80	17,061	21.06	17,471	21.97	17,858	20.19
Gross commercial business loans	14,360	21.28	14,966	21.10	18,687	21.35	19,669	22.31	19,067	21.60

Total loans	$42,802	100.00%	$40,152	100.00%	$40,161	100.00%	$40,442	100.00%	$37,135	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, securities issued by mutual or bond funds that invest in government and government agency securities, municipal bonds, corporate bonds and collateralized loan obligations (“CLO”). We did not hold any issues of foreign sovereign debt on either December 31, 2025, and 2024.

Our ALCO Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity monthly.

Investment securities are classified as available for sale when management intends to hold the securities for an indefinite period, or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Securities are classified as held-to-maturity when management intends to hold the securities until maturity. We carry investments under the fair value option totaling $14.4 million and $13.6 million at December 31, 2025, and 2024, respectively. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Operations. Unrealized gains and losses on securities available for sale, are excluded from earnings and included in accumulated other comprehensive income (loss), net of taxes. Securities held-to-maturity are carried at their amortized cost basis. As of December 31, 2025, we had $1,389.9 million of available for sale securities and $50.2 million in held-to-maturity securities, together they represented 16.57% of total assets. Total securities had an aggregate market value that approximated 2.0 times the amount of our equity as of December 31, 2025.

The Company had an allowance for credit losses for held-to-maturity securities totaling $0.3 million and $0.4 million at December 31, 2025 and 2024, respectively. The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. At December 31, 2025, and 2024 the Company’s portfolio was made up of three securities: the first two were structured similar to a commercial owner occupied loan, and modeled for credit losses similar to commercial business loans secured by real estate, and the third was issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security.

During the years ended December 31, 2025 and 2023, the Company did not transfer any securities between classification categories. During the year ended December 31, 2024, one held-to-maturity municipal security with an amortized cost of $20.6 million and a net carrying value of $19.9 million was transferred to available for sale. Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness and at the time of transfer was non-accrual. The transfer did not taint the remaining held-to-maturity portfolio. The fair value of the security at December 31, 2025 was $17.3 million. It was determined after review that the decline in fair value was credit-related and as such was recorded as a provision to the allowance for credit losses totaling $2.9 million.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold at the dates indicated.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold at the dates indicated.
	At December 31,
	2025		2024		2023
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities held-to-maturity
Bonds and other debt securities:
Municipal securities (1)	$42,711	$39,021	$44,002	$37,815	$66,155	$58,697
Total bonds and other debt securities	42,711	39,021	44,002	37,815	66,155	58,697

Mortgage-backed securities:
FNMA	7,817	7,211	7,836	6,903	7,855	7,058
Total mortgage-backed securities	7,817	7,211	7,836	6,903	7,855	7,058

Total securities held-to-maturity (1)	50,528	46,232	51,838	44,718	74,010	65,755

Securities available for sale
Bonds and other debt securities:
U.S. government agencies	6,262	6,264	8,804	8,848	82,548	81,734
Municipals (2)	20,627	17,261	20,627	18,000	—	—
Corporate debentures	241,091	241,031	130,882	125,249	173,184	155,449
Collateralized loan obligations	289,349	289,229	420,260	420,817	269,600	270,129
Total bonds and other debt securities	557,329	553,785	580,573	572,914	525,332	507,312

Mutual funds	12,650	12,650	11,890	11,890	11,660	11,660

Equity securities:
Common stock	1,551	1,551	1,465	1,465	1,437	1,437
Total equity securities	1,551	1,551	1,465	1,465	1,437	1,437

Mortgage-backed securities:
REMIC and CMO	611,292	614,905	707,540	707,580	160,165	133,574
GNMA	60,116	60,363	30,099	29,945	12,402	10,665
FNMA	65,446	66,115	99,183	98,146	155,995	135,074
FHLMC	79,235	80,555	76,048	75,965	89,427	75,031
Total mortgage-backed securities	816,089	821,938	912,870	911,636	417,989	354,344

Total securities available for sale (3)	1,387,619	1,389,924	1,506,798	1,497,905	956,418	874,753

Interest-earning deposits and Federal funds sold	94,048	94,048	125,157	125,157	145,322	145,322
Total	$1,532,195	$1,530,204	$1,683,793	$1,667,780	$1,175,750	$1,085,830
(1)	Does not include allowance for credit losses totaling $0.3 million, $0.4 million, and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)	Does not include allowance for credit losses totaling $2.9 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively.
(3)	Does not include the unallocated portfolio layer basis adjustments totaling $2.3 million related to available for sale securities hedged in a closed pool at December 31, 2023. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

Mortgage-backed securities. At December 31, 2025, we had available for sale and held-to-maturity mortgage-backed securities with a market value totaling $829.1 million, of which $472.8 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank.

The following table sets forth our available for sale mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2025	2024	2023

	(In thousands)

Balance at beginning of year	$911,636	$354,344	$384,283

Purchases of mortgage-backed securities	233,775	1,009,611	5,431

Amortization of unearned premium, net of accretion of unearned discount	78	(890)	(975)

Net change in unrealized (losses) gains on mortgage-backed securities available for sale	7,083	62,411	6,392

Net realized (losses) gains recorded on mortgage-backed securities carried at fair value	-	6	6

Sales and maturities of mortgage-backed securities	(125,549)	(386,382)	-

Principal repayments received on mortgage-backed securities	(205,085)	(127,464)	(40,793)

Net (decrease) increase in mortgage-backed securities	(89,698)	557,292	(29,939)

Balance at end of year	$821,938	$911,636	$354,344

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2025. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. Securities available for sale are carried at their fair value in the consolidated financial statements and securities held-to-maturity are carried at their amortized cost.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield

	(Dollars in thousands)

Securities held-to-maturity

Bonds and other debt securities:
Municipal securities (1)	$—	—%	$—	—%	$—	—%	$42,711	3.27%	22.06	$42,711	$39,021	3.27%
Total bonds and other debt securities	—	—	—	—	—	—	42,711	3.27	22.06	42,711	39,021	3.27

Mortgage-backed securities:
FNMA	—	—	—	—	7,817	3.34	—	—	7.34	7,817	7,211	3.34
Total mortgage-backed securities	—	—	—	—	7,817	3.34	—	—	7.34	7,817	7,211	3.34

Securities available for sale

Bonds and other debt securities:
US govt. and agencies	—	—	—	—	1,581	6.25	4,681	5.94	17.14	6,262	6,264	6.02
Municipals (2)	—	—	—	—	—	—	20,627	—	17.26	20,627	17,261	—
Corporate debentures	—	—	64,081	4.94	164,510	6.37	12,500	6.77	6.97	241,091	241,031	6.01
CLO	—	—	—	—	75,807	5.43	213,542	5.35	10.90	289,349	289,229	5.37
Total bonds and other debt securities	—	—	64,081	4.94	241,898	6.08	251,350	4.99	9.50	557,329	553,785	5.46

Mutual funds	12,650	3.06	—	—	—	—	—	—	—	12,650	12,650	3.06

Equity securities:
Common stock	—	—	—	—	—	—	1,551	6.55	—	1,551	1,551	6.55
Total equity securities	—	—	—	—	—	—	1,551	6.55	—	1,551	1,551	6.55

Mortgage-backed securities:
REMIC and CMO	—	—	—	—	131	4.07	611,161	5.18	28.48	611,292	614,905	5.18
GNMA	—	—	—	—	—	—	60,116	5.38	29.43	60,116	60,363	5.38
FNMA	—	—	—	—	25,995	4.49	39,451	5.33	20.79	65,446	66,115	5.00
FHLMC	—	—	—	—	—	—	79,235	5.60	25.53	79,235	80,555	5.60
Total mortgage-backed securities	—	—	—	—	26,126	4.49	789,963	5.24	27.64	816,089	821,938	5.22

Interest-earning deposits	94,048	3.55	—	—	—	—	—	—	—	94,048	94,048	3.55
Total	$106,698	3.49%	$64,081	4.94%	$275,841	5.85%	$1,085,575	5.11%	20.06	$1,532,195	$1,530,204	5.13%
(1)	Does not include allowance for credit losses totaling $0.3 million.
(2)	Does not include allowance for credit losses totaling $2.9 million.

Sources of Funds

General. Deposits, FHLB-NY borrowings, other borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from the sale of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 30 full-service offices and our Internet Branch. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices, we operate the Internet Branch and a government banking unit. The Internet Branch currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. At December 31, 2025 and 2024, total deposits at our Internet Branch were $121.3 million and $149.2 million, respectively. The government banking unit provides banking services to public municipalities, including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. At December 31, 2025 and 2024, total deposits in our government banking unit totaled $1,908.8 million and $1,775.5 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is significantly influenced by general economic conditions, changes in prevailing interest rates, and competition. We experienced an increase in our due to depositors’ during 2025 of $126.3 million, primarily due to growth in our core deposits partially offset by a decrease in certificates of deposits. During the year ended December 31, 2025, the cost of our interest-bearing due to depositors’ accounts decreased 33 basis points to 3.50% from 3.83% for the year ended December 31, 2024. The FOMC decreased the target range for the federal funds rate three times and by a total of 75 basis points during 2025 from a range of 4.25% to 4.50% in September, to a range of 3.50% to 3.75% in December. We are unable to predict the direction or timing of future interest rate changes as there can be no assurances as to any future FOMC decisions on interest rates. If interest rates decline in 2026, we could see a decline in our cost of deposits, which could increase our net interest margin. Similarly, if interest rates rise during 2026, the result could be an increase in our cost of deposits, which could reduce our net interest margin.

Included in deposits are certificates of deposit with balances of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificates of deposit) was $510.7 million and $514.4 million at December 31, 2025 and 2024, respectively.

We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. At December 31, 2025 and 2024, we had $1,131.1 million and $1,319.0 million, respectively, classified as brokered deposits. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the Fed funds rates.  A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At December 31, 2025 and December 31, 2024, $725.8 million and $875.8 million, respectively, were hedged using interest rate swaps. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured and cannot be early redeemed. At December 31, 2025 and December 31, 2024, the Bank did not hold any uninsured brokered deposits.

The Depository Trust Company (“DTC”) is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, brokered certificates of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. These instruments allow us to better manage the maturity of our deposits and our interest rate risk. At times, we also utilize brokers to obtain money market deposits and NOW accounts. The rate we pay on brokered money market and NOW accounts are similar to the rate we pay on non-brokered accounts of these types, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to FDIC insurance coverage in excess of $250,000 through the IntraFi Network which arranges for the placement of funds into certificates of deposit accounts, demand accounts or money market accounts issued by other member banks within the network in increments of less than $250,000. This allows us to accept deposits in excess of $250,000 from a depositor and to place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We obtain these types of deposits primarily as a short-term funding source. We can also place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. Additionally, we place a portion of our government deposits in the IntraFi Network money market and demand accounts which does not require us to provide collateral. This allows us to invest our funds in higher yielding assets. At December 31, 2025 and 2024, the Bank held IntraFi Network money market and demand deposits totaling $701.5 million and $721.8 million, respectively. At  December 31, 2025, $10.5 thousand were classified as brokered deposits, while at December 31, 2024, $18.3 thousand of these deposits were classified as brokered deposits.

At December 31, 2025, the Bank had uninsured deposits totaling $2.6 billion, or 35% of deposits with $1.2 billion of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.3 billion or 18% of deposits. At December 31, 2024, the Bank had uninsured deposits totaling $2.3 billion, or 31% of deposits with $1.1 billion of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 17% of deposits. At December 31, 2023, the Bank had uninsured deposits totaling $2.1 billion, or 30% of deposits with $0.9 billion of that fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.2 billion or 17% of deposits.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2025			2024			2023
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate

	(Dollars in thousands)
Savings accounts	$93,752	1.28%	0.39%	$98,964	1.38%	0.38%	$108,605	1.59%	0.45%
NOW accounts	2,108,653	28.85	3.14	1,854,069	25.82	3.26	1,771,164	25.99	3.58
Demand accounts	969,287	13.26	0.00	836,545	11.65	0.00	847,416	12.43	0.00
Mortgagors' escrow deposits	59,590	0.81	0.30	53,082	0.74	0.27	50,382	0.74	0.25
Total	3,231,282	44.20	2.07	2,842,660	39.59	2.19	2,777,567	40.75	2.31

Money market accounts	1,791,616	24.50	3.39	1,686,109	23.49	3.48	1,726,404	25.33	3.91

Certificates of deposit accounts with original maturities of:
Less than 6 Months	787,228	10.77	3.87	1,262,552	17.59	4.53	690,638	10.13	5.46
6 to less than 12 Months	743,850	10.17	3.70	499,734	6.96	4.54	346,073	5.08	4.94
12 to less than 30 Months	652,064	8.92	3.80	813,939	11.34	4.17	1,185,856	17.40	3.92
30 to less than 48 Months	102,775	1.41	3.82	68,912	0.96	4.12	75,541	1.11	3.64
48 to less than 72 Months	2,726	0.04	0.29	4,466	0.06	0.51	11,943	0.18	1.31
72 Months or more	201	—	0.11	561	0.01	0.11	1,239	0.02	0.18
Total certificates of deposit accounts	2,288,844	31.30	3.79	2,650,164	36.92	4.41	2,311,290	33.92	4.51

Total deposits	$7,311,742	100.00%	2.93%	$7,178,933	100.00%	3.31%	$6,815,261	100.00%	3.46%

The following table shows the composition of brokered deposits at the periods indicated below:

	At December 31,
(In thousands)	2025	2024	2023
NOW accounts	$299,947	$151,387	$187,119
Money market accounts	—	73,622	96,596
Certificates of deposit	831,179	1,093,996	818,287
Total brokered deposits	$1,131,126	$1,319,005	$1,102,002

Interest expense on brokered deposits is summarized as follows for the periods indicated:

	At December,
(In thousands)	2025	2024	2023
NOW accounts	$10,429	$2,124	$1,286
Money market accounts	554	1,311	3,519
Certificates of deposit	28,211	31,509	17,411
Total interest expense on brokered deposits	$39,194	$34,944	$22,216

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificates accounts outstanding at the periods indicated:

				At December 31, 2025
	At December 31,			Within	One to
	2025	2024	2023	One Year	Three Years	Thereafter

	(Dollars in thousands)
Interest rate:
1.99% or less(1)	$60,735	$89,007	$98,900	$53,921	$4,311	$2,503
2.00% to 2.99%	7,940	2,133	183,366	884	7,056	—
3.00% to 3.99% (2)	1,463,477	95,183	242,334	1,375,379	87,979	119
4.00% to 4.99% (3)	756,604	2,357,379	755,074	746,068	10,536	—
5.00% to 5.99% (4)	88	106,462	1,031,616	88	—	—
Total	$2,288,844	$2,650,164	$2,311,290	$2,176,340	$109,882	$2,622
(1)	Includes brokered deposits of $5.6 million, $10.3 million, and $7.0 million at December 31, 2025, 2024 and 2023, respectively.
(2)	Includes brokered deposits of $495.7 million at December 31, 2025.
(3)	Includes brokered deposits of $329.9 million, $1,074.3 million and $131.9 million at December 31, 2025, 2024 and 2023, respectively.
(4)	Includes brokered deposits of $9.4 million, and $680.7 million at December 31, 2024 and 2023, respectively.

The following table presents by remaining maturity categories the amount of certificates of deposit accounts with balances of $250,000 or more at December 31, 2025 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$207,247	3.94%
Over three through six months	197,047	3.72
Over six through 12 months	78,577	3.59
Over 12 months	27,791	3.90
Total	$510,662	3.80%

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2025	2024	2023

	(In thousands)
Net deposits	$(96,569)	$119,090	$141,264
Amortization (accretion) of premiums, net	851	986	714
Interest on deposits	228,527	243,594	187,941
Net increase in deposits	$132,809	$363,670	$329,919

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	At December 31,
	2025			2024			2023
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost

	(Dollars in thousands)
Savings accounts	$94,482	1.28%	0.42%	$102,843	1.38%	0.46%	$121,102	1.59%	0.43%
NOW accounts	2,245,412	28.85	3.44	1,965,774	25.82	3.85	1,937,974	25.99	3.31
Demand accounts	899,143	13.26	—	843,151	11.65	—	867,667	12.43	—
Mortgagors' escrow deposits	90,468	0.81	0.30	82,095	0.74	0.31	81,015	0.74	0.25
Total	3,329,505	44.20	2.34	2,993,863	39.59	2.55	3,007,758	40.75	2.16

Money market accounts	1,710,557	24.50	3.61	1,699,869	23.49	4.00	1,754,059	25.33	3.36

Certificates of deposit accounts	2,461,895	31.30	3.61	2,604,817	36.92	3.85	2,091,677	33.92	3.10
Total deposits	$7,501,957	100.00%	3.05%	$7,298,549	100.00%	3.35%	$6,853,494	100.00%	2.76%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. The Bank also has unsecured lines of credit with other commercial banks. In addition, we issued junior subordinated debentures with a total par of $61.9 million in 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. At December 31, 2025, the Company holds subordinated debt with an aggregated principal balance of $189.1 million.

The Bank maintains borrowing capacity at the Federal Reserve discount window through the pledge of eligible investment securities and loans, including loans pledged under the Federal Reserve’s Borrower in Custody of Collateral program. This capacity is intended to serve as a contingent source of liquidity and is not a primary funding source. Borrowings, if any, are typically short term in nature and are secured by the pledged collateral, subject to applicable margins and Federal Reserve requirements. During 2025 and 2024 there were no material outstanding balances with this program.

The Company uses interest rate swaps on borrowings to help mitigate the impact interest rate increases have on our cost of funds. At December 31, 2025 and 2024, the Company had no active interest rate swaps on borrowings.

The average cost of borrowings was 4.62%, 4.87%, and 4.34% for the years ended December 31, 2025, 2024 and 2023, respectively. The average balances of borrowings were $479.6 million, $795.3 million, and $776.1 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2025	2024	2023

	(Dollars in thousands)
FHLB-NY Advances
Average balance outstanding	$242,073	$520,235	$425,050
Maximum amount outstanding at any month end during the period	283,933	810,050	764,219
Balance outstanding at the end of period	183,933	628,933	480,801
Weighted average interest rate during the period	3.41%	3.89%	3.53%
Weighted average interest rate at end of period	3.97	4.37	4.88

Other Borrowings
Average balance outstanding	$237,479	$273,113	$351,000
Maximum amount outstanding at any month end during the period	419,353	506,515	456,260
Balance outstanding at the end of period	300,720	287,121	360,480
Weighted average interest rate during the period	5.86%	6.72%	5.32%
Weighted average interest rate at end of period	4.68	5.06	5.30

Total Borrowings
Average balance outstanding	$479,552	$793,348	$776,050
Maximum amount outstanding at any month end during the period	603,286	1,316,565	1,001,010
Balance outstanding at the end of period	484,653	916,054	841,281
Weighted average interest rate during the period	4.62%	4.87%	4.34%
Weighted average interest rate at end of period	4.41	4.59	5.06

Subsidiary Activities

At December 31, 2025, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had two wholly owned subsidiaries: FSB Properties Inc and Flushing Service Corporation.

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

Human Capital

On December 31, 2025, we had 567 full-time employees and 13 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

We recognize that a diverse workforce with varied experiences, perspectives, and backgrounds is critical to driving innovation, enhancing creativity, and ultimately achieving success.  We pride ourselves on establishing a diverse workforce that serves our diverse customer base in the New York City metro area. As of December 31, 2025, our multi-cultural employee population spoke more than 20 different languages. Our inclusion and diversity approach focuses on workforce (our team members), workplace (culture, tools, and programs) and community. We have undertaken a series of initiatives to further enhance our existing diversity and inclusion approach, including Flushing Bank Serves volunteer program and the creation of a Diversity & Inclusion Committee. We have also broadened our focus on inclusion and diversity by equipping and empowering our team leaders with appropriate tools and training.

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

•Paid time off;

•Volunteer time off;

•Family leave, and

•Employee assistance program.

Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (“2014 Omnibus Plan”) became effective on May 20, 2014 after adoption by the Board of Directors and approval by the stockholders. The 2014 Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards. To the extent that an award under the 2014 Omnibus Plan is cancelled, expired, forfeited, settled in cash, settled by issuance of fewer shares than the number underlying the award, or otherwise terminated without delivery of shares to a participant in payment of the exercise price or taxes relating to an award, the shares retained by or returned to the Company will be available for future issuance under the 2014 Omnibus Plan. The 2014 Omnibus Plan originally covered the issuance of 1,100,000 shares, which was increased. On May 31, 2017, stockholders approved an amendment to the 2014 Omnibus Plan authorizing an additional 672,000 shares available for future issuance. In addition, that amendment eliminated, in the case of stock options and stock appreciation rights, the ability to recycle shares used to satisfy the exercise price or taxes for such awards. On May 18, 2021, stockholders approved a further amendment of the 2014 Omnibus Plan to authorize an additional 1,100,000 shares for future issuance. Including the additional shares authorized from the amendments. 974,000 shares remained available for future issuance under the 2024 Omnibus Plan at December 31, 2025.

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

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The Bank’s capital conservation buffer currently is 6.40%. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2025, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, or related group of borrowers, the aggregate amount of which would exceed 15% of the bank’s net worth. An additional amount may be loaned up to an additional 10% of the bank’s net worth, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments, but generally does not include real estate. The Bank currently complies with all applicable loans-to-one-borrower limitations. As of December 31, 2025, the Bank’s largest aggregate amount of outstanding loans to one borrower was $100.9 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

The NYSDFS requires us to adopt broad cybersecurity protections. In particular, we have established a program designed to ensure the safety of our information systems, adopted a written cybersecurity policy, and designated an information security officer. We are subject to ongoing compliance and reporting requirements of the NYSDFS. In November 2023, the NYSDFS amended its cybersecurity regulations to include heightened governance requirements and an expansion of the breadth and depth of required policies and procedures, among other things.

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

Under current FDIC regulations, a bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 8% or greater, has a common equity tier 1 capital ratio of 6.5% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating. As of December 31, 2025, the Bank was “well-capitalized”, as applicably defined. The Dodd-Frank Act made permanent the standard single borrower of FDIC deposit insurance at $250,000 per depositor. In addition, the deposits of the Bank are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”), to which insured depository institutions are required to pay quarterly deposit insurance assessments. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY, one of 11 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 11 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, as of December 31, 2025, the Bank was required to maintain $18.9 million of FHLB-NY stock.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. As of December 31, 2025, the Company’s consolidated capital exceeded these requirements.

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

Consumer Financial Protection Bureau

Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices.  Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself or herself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests.  The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation.  The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws.  The CFPB may also institute a civil action against an entity in violation of federal consumer financial law to impose a civil penalty or an injunction. Notwithstanding certain ongoing, legal, budgetary and structural challenges affecting the CFPB, the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist actions.

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

Cybersecurity

The SEC has rules requiring registered public companies (“registrants”) to disclose material cybersecurity incidents that they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy and governance.  The rules require registrants to disclose on item 1.05 of Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident’s nature, scope, and timing, as well as its material impact or reasonably likely impact on the registrant.  The rules also add Regulation S-K Item 106, which will require registrants to describe their processes, if any, for assessing, identifying, and managing material risks from cybersecurity threats, as well as the material effects or reasonably likely material effects of risks from cybersecurity threats and previous cybersecurity incidents.  Item 106 requires registrants to describe the board of directors’ oversight of risks from cybersecurity threats and management’s role and expertise in assessing and managing material risks from cybersecurity threats, which description is included herein.

In addition, the Federal Reserve and the FDIC require, among other things, a banking organization to notify its primary federal regulator within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the United States. The FDIC has issued a report setting forth safety and soundness standards and a computer-security incident notification rule under which a banking organization must notify its primary federal regulator of any significant computer-security incident as soon as possible, but no later than 36 hours after determining that such an incident has occurred.

In addition, as noted above, the NYSDFS requires us to adopt broad cybersecurity protections.

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

Risks Relating to the Consummation of the Mergers and OceanFirst following the Mergers

Because the market price of OceanFirst common stock may fluctuate prior to the effective time of the first merger, including as a result of OceanFirst’s and the Company’s financial performance prior to that effective time, stockholders cannot be certain of the market value of the merger consideration to be received by the Company’s stockholders.

In the first merger, the Company’s stockholders will be entitled to receive 0.85 of a share of OceanFirst common stock for each share of Company common stock they own, subject to certain exceptions.  Although the number of shares of OceanFirst common stock that Company stockholders will be entitled to receive per share of Company common stock is fixed, the market value of the merger consideration will fluctuate with the market price of OceanFirst common stock and will not be known at the time of the OceanFirst special meeting and the Company special meeting for approval of the (collectively, the “meetings”).  The merger agreement can be terminated by the Company if, for the 35 consecutive trading days ending on the determination date, the volume weighted average trading price of OceanFirst common stock (a) drops below $15.81 and (b) underperforms the KBW Nasdaq Regional Banking Index by twenty percent (20%).

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in OceanFirst’s and the Company’s businesses, operations and prospects, the performance of peer companies and other financial companies, volatility in the prices of securities in global financial markets, including market prices of OceanFirst common stock, Company common stock and the other public traded banking institutions as well as changes in applicable laws and regulations, many of which are beyond OceanFirst’s and the Company’s control. Therefore, at the time of the meetings, OceanFirst’s stockholders and the Company’s stockholders will not know the market value of the merger consideration that the Company’s stockholders will receive at the effective time.  Furthermore, the implied value of OceanFirst common stock to be paid to the Company’s stockholders upon completion of the first merger could be at the closing of the mergers significantly less than $19.76, which was the closing price per share of the OceanFirst common stock on the last trading day before the public announcement of the merger agreement, based on any fluctuations in the market price of OceanFirst common stock.  You should obtain current market quotations for shares of OceanFirst common stock (Nasdaq: OCFC) and for shares of Company common stock (Nasdaq: FFIC).

The market price of OceanFirst common stock after the mergers may be affected by factors different from those currently affecting the shares of OceanFirst common stock or Company common stock.

As a result of the first merger, the Company’s stockholders will become OceanFirst stockholders, and certain adjustments may be made to the combined company’s business as a result of the mergers.  Accordingly, the results of operations of the combined company and the market price of OceanFirst common stock after the completion of the mergers may be affected by factors different from those currently affecting the independent results of operations of each of OceanFirst and the Company.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the mergers.

Before the mergers and the bank merger may be completed, the requisite approvals, consents and non-objections must be obtained from the Federal Reserve, Office of the Controller of the Currency and the New York Department of Financial Services.  Under the investment agreement, before the investment by Warburg may be completed, Warburg must have received reasonably satisfactory oral confirmation from staff of the legal division of the Federal Reserve that the consummation of the transactions contemplated by the investment agreement will not result in Warburg being deemed to have, or have acquired, “control” of OceanFirst or any of its subsidiaries for purposes of the BHC Act or CIBC Act and the implementing regulations thereunder, either (a) individually or (b) as part of an “association” or group “acting in concert” with any other person with respect to the transactions contemplated by the investment agreement contemplated to occur at the investment closing, as those terms are defined and interpreted by the Federal Reserve under Regulation Y (12 C.F.R. Part 225). Other approvals, waivers or consents from regulators may also be required, both for the mergers and for the investment.

In determining whether to grant these approvals and confirmations, such regulatory authorities consider a variety of factors.  These approvals or confirmations could be delayed or not obtained at all, including due to (a) a party’s regulatory standing (or adverse development in respect thereof), (b) any other factors considered by regulators when granting such approvals or confirmations, including governmental, political or community group inquiries, investigations or opposition, or (c) changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement or the investment agreement.  There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or jeopardizing the completion of any of the transactions contemplated by the merger agreement or the investment agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the mergers or otherwise reducing the anticipated benefits of the mergers (including the investment and its inclusion as common equity tier 1 capital, assuming the mergers and the investment are consummated successfully and within the expected timeframe). In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in abandonment of the mergers and the investment.  Additionally, the completion of the mergers and the investment is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement or the investment agreement, as applicable.

OceanFirst and the Company have agreed in the merger agreement to use commercially reasonable efforts to (a) promptly prepare and file all necessary documentation, to effect all applications, notices, petitions and filings, to obtain as promptly as practicable all permits, consents, approvals and authorizations of all third parties and governmental entities which are necessary or advisable to consummate the transactions contemplated by the merger agreement (including the mergers, the bank merger and the OceanFirst issuance), and to comply with the terms and conditions of all such permits, consents, approvals and authorizations of all such governmental entities and (b) respond to any request for information and to resolve any objection that may be asserted by any governmental entity with respect to the merger agreement or the transactions contemplated thereby in each case in a reasonably prompt and timely matter, including the sale, divestiture or disposition of assets, properties or businesses of OceanFirst, the Company or their respective subsidiaries. However, under the terms of the merger agreement, neither OceanFirst nor the Company, nor any of their respective subsidiaries, is required or permitted (without the written consent of the other party), to take any action, or agree to any condition or restriction, in connection with obtaining the requisite regulatory approvals that would reasonably be expected to have, individually or in the aggregate, a material adverse effect (measured on a scale relative to OceanFirst and its subsidiaries, taken as a whole) on the combined company and its subsidiaries, taken as a whole, after giving effect to the mergers.

OceanFirst and Warburg have agreed in the investment agreement to use reasonable best efforts to promptly prepare and file for all permits, consents, approvals, confirmations and authorizations of all third parties and governmental entities that are necessary or advisable to consummate the investment as promptly as reasonably practicable, and to respond to any request for information from any government authority related to the foregoing, so as to enable the parties to consummate the transactions contemplated by the investment agreement. However, under the terms of the investment agreement, neither OceanFirst nor any of its subsidiaries is permitted (without the written consent of the other party), and none of Warburg or any of their affiliates is required, to take any action, or commitment to take or refrain from taking any action, or acceptance or agreement to any condition or restriction, in each case, that would reasonably be expected to cause Warburg, its affiliates or any of their partners or principals to (a) “control” OceanFirst or be required to become a bank holding company, in each case, pursuant to the BHC Act; (b) “control” OceanFirst or be required to provide prior notice pursuant to the CIBC Act; (c) serve as a source of financial strength to OceanFirst pursuant to the BHC Act; or (d) enter into any capital or liquidity maintenance agreement or any similar agreement with any governmental entity, provide capital support to OceanFirst, the Company or any of their respective subsidiaries or otherwise commit to or contribute any additional capital to, provide other funds to, or make any other investment in, OceanFirst, the Company or any of their respective subsidiaries.

Consummation of the mergers is conditioned upon the prior or concurrent closing of the investment.

Although OceanFirst has a legally binding agreement with Warburg pursuant to which Warburg will make the investment, the obligation of Warburg to make such investment is subject to various conditions.  Failure to consummate (or a delay in consummating) the investment may cause the failure or delay in the ability of the parties to consummate the mergers.

Failure to consummate the mergers and investment could negatively impact the Company.

The consummation of the mergers is subject to the receipt of requisite regulatory and requisite stockholder approvals and the satisfaction of other customary closing conditions, including the substantially concurrent consummation of the investment, as noted above.  If the mergers are not completed for any reason, including as a result of OceanFirst’s stockholders or the Company’s stockholders failing to grant the applicable requisite stockholder approval at the applicable company’s special stockholders meeting or the imposition of a materially burdensome regulatory condition resulting in either OceanFirst or the Company refusing to consummate the mergers, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from their customers and employees. For example, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the mergers, without realizing any of the anticipated benefits of consummating the mergers.

Additionally, if the merger agreement is terminated, the market price of Company common stock could decline to the extent that current market prices reflect a market assumption that the mergers will be beneficial and will be consummated.  The Company also could be subject to litigation related to any failure to complete the mergers.  If the merger agreement is terminated under certain circumstances, either party may be required to pay a termination fee equal to $21,431,924 to the other party.

Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement as well as the costs and expenses of preparing, filing, printing and mailing of a proxy statement in connection with the mergers, and all filing and other fees paid in connection with the mergers.  If the mergers and/or the investment are not completed, the Company would have to pay its expenses without realizing the expected benefits of the mergers.  Although the Company may be entitled to receive a termination fee from OceanFirst if the merger agreement is terminated under certain circumstances, such payments may not be sufficient to fully compensate the Company for the losses it may incur in connection with a failure of the mergers to be consummated.

Combining OceanFirst and the Company may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the mergers.

The success of the mergers will depend, in part, on the anticipated cost savings from combining the businesses of OceanFirst and the Company.  To realize certain anticipated benefits and cost savings from the mergers, OceanFirst and the Company must successfully integrate and combine their businesses in a manner that permits those benefits and cost savings to be realized without adversely affecting current revenues and future growth.  If OceanFirst and the Company are not able to successfully achieve these objectives, such anticipated benefits and cost savings of the mergers may not be realized fully or at all or may take longer to realize than expected.  In addition, the actual cost savings of the mergers could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the capital position, revenues, levels of expenses and operating results of the combined company following the completion of the mergers, which may adversely affect the value of the common stock of the combined company following the completion of the mergers.

OceanFirst and the Company have operated and, until the completion of the mergers, must continue to operate independently.

It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with their stakeholders or to achieve the anticipated benefits and cost savings of the mergers.  Integration efforts between the companies may also divert management attention and resources.  These integration matters could have an adverse effect on the Company during this pre-closing period and for an undetermined period after consummation of the mergers on the combined company.

Furthermore, the board of directors and executive leadership of the combined company and the surviving bank will consist of former directors and executive officers from each of OceanFirst and the Company, as well as a Warburg director.  Combining the boards of directors and management teams of each company into a single board of directors and a single management team could require the reconciliation of differing priorities and philosophies.

The combined company may be unable to retain OceanFirst and/or the Company personnel successfully after the mergers are completed.

The success of the mergers will depend, in part, on the combined company’s ability to retain the talent and dedication of key employees currently employed by OceanFirst and the Company.  It is possible that these employees may decide not to remain with OceanFirst or the Company, as applicable, while the mergers are pending or with the combined company after the mergers are consummated.  If OceanFirst and the Company are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, OceanFirst and the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the mergers, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer.  OceanFirst and the Company also may not be able to locate or retain suitable replacements for any key employees who leave either company.

OceanFirst and the Company will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the mergers on employees and customers may have an adverse effect on OceanFirst or the Company.  These uncertainties may impair OceanFirst’s or the Company’s ability to retain and motivate key personnel until the mergers are completed and could cause customers and others that deal with OceanFirst or the Company to seek to change existing business relationships with OceanFirst or the Company.  In addition, subject to certain exceptions, each of OceanFirst and the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to (a) consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party and (b) in the case of OceanFirst, obtain any necessary approvals of any governmental entity in connection with the investment without the consent of Warburg. These restrictions may prevent OceanFirst or the Company from pursuing attractive business opportunities that may arise prior to the completion of the mergers.

OceanFirst and the Company have incurred, and the combined company is expected to incur substantial costs related to the mergers and integration.

OceanFirst and the Company have incurred and expect to incur a number of non-recurring costs associated with the mergers and, in the case of OceanFirst, the investment.  These costs include legal, financial, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs.  Some of these costs are payable by the Company regardless of whether the mergers are completed.

In addition, the combined company will incur integration costs following the completion of the mergers as OceanFirst and the Company integrate their businesses, including facilities and systems consolidation costs and employment-related costs.  OceanFirst and the Company may also incur additional costs to maintain employee morale and to retain key employees.  There are many processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits.  While OceanFirst and the Company have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs.  Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately.  These integration costs may result in the combined company taking charges against earnings following the completion of the mergers, and the amount and timing of such charges are uncertain at present.  There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

Stockholder litigation related to the mergers and/or the investment could prevent or delay the completion of the mergers and/or the investment, result in the payment of damages or otherwise negatively impact the business and operations of OceanFirst or the Company.

Stockholders may bring claims in connection with the mergers and/or the investment and, among other remedies, may seek damages or an injunction preventing the mergers and/or the investment from closing.  If any plaintiff were successful in obtaining an injunction prohibiting OceanFirst or the Company from completing the mergers or any other transactions contemplated by the merger agreement or OceanFirst and Warburg from consummating the investment (or any portion thereof), then such injunction may delay or prevent the effectiveness of the mergers and the investment and could result in costs to OceanFirst or the Company, including costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the mergers and/or the investment. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of OceanFirst, the Company or the combined company.

The merger agreement may be terminated in accordance with its terms, and the mergers may not be consummated.

The obligation of the merger agreement parties to consummate the first merger is subject to a number of conditions that must be satisfied or waived in order to consummate the mergers.  Those conditions include, among other things: (a) receiving the requisite OceanFirst and Company stockholder approvals of certain matters relating to the mergers at each company’s respective special stockholders meeting; (b) the authorization for listing on the Nasdaq, subject to official notice of issuance, of the shares of OceanFirst common stock to be issued pursuant to the merger agreement, (c) the receipt of the requisite regulatory approvals and that no requisite regulatory approval contains any materially burdensome regulatory condition; (d) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the mergers, the bank merger or any of the other transactions contemplated by the merger agreement or making the completion of the first merger, the bank merger or any of the other transactions contemplated by the merger agreement illegal; (e) the registration statement filed by OceanFirst relating to OceanFirst common stock to be issued in the first merger, being declared effective by the SEC under the Securities Act and not withdrawn; and (f) the consummation of the investment concurrently with the closing of the mergers. Each party’s obligation to consummate the mergers is also subject to certain additional conditions, including: (i) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party (including the absence of any material adverse effect, as defined in the merger agreement); (ii) the performance in all material respects by the other party of its obligations under the merger agreement; and (iii) the receipt by each party of an opinion from its counsel to the effect that the mergers will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

These conditions to the consummation of the first merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the mergers may not be consummated.  In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite stockholder approvals, or the Company or OceanFirst may elect to terminate the merger agreement in certain other circumstances.

The investment agreement may be terminated in accordance with its respective terms and the investment may not be consummated.

The obligation of the parties to the investment agreement to consummate the investment is subject to a number of conditions which must be satisfied or waived in order to consummate the investment.  Those conditions include, among other things: (a) all of the conditions to the first merger closing will have been satisfied or waived, other than the investment condition and those conditions that by their nature can only be satisfied or waived at the merger closing (but subject to such conditions then being satisfied or waived), (b) the first merger will have been consummated, or will be consummated substantially concurrently with the investment closing, in accordance with the terms and conditions of the merger agreement; (c) Warburg must have received reasonably satisfactory oral confirmation from staff of the legal division of the Federal Reserve that the consummation of the investment will not result in Warburg being deemed to have, or to have acquired, “control” of OceanFirst or any of its subsidiaries for purposes of The Bank Holding Company Act of 1956 or the Change in Bank Control Act; and (d) the absence of any order, injunction, decree or other legal restraint preventing the completion of the investment or making the completion of the investment or any of the other transactions contemplated by the investment agreement illegal. Each party’s obligation to consummate the investment is also subject to certain additional customary conditions, including (i) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, and (ii) the performance in all material respects by the other party of its obligations under the investment agreement.

These conditions to the consummation of the investment may not be satisfied or waived in a timely manner or at all, and, accordingly, the investment may not be consummated.  In addition, the parties to the investment agreement can mutually decide to terminate the investment agreement at any time, before or after the requisite stockholder approvals, or the parties may elect to terminate the investment agreement in certain other circumstances.

The announcement of the mergers could disrupt OceanFirst’s and the Company’s relationships with their employees, customers, suppliers, business partners and others, as well as their operating results and business generally.

Whether or not the mergers are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the mergers on OceanFirst’s and the Company’s business include the following:

●	their employees may experience uncertainty about their future roles, which might adversely affect OceanFirst’s and the Company’s ability to retain and hire key personnel and other employees;
●	customers, suppliers, business partners and other parties with which OceanFirst and the Company maintain business relationships may experience uncertainty about their future and seek alternative relationships with third parties, seek to alter their business relationships with OceanFirst and the Company or fail to extend existing relationships with OceanFirst and the Company; and
●	OceanFirst and the Company have each expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the mergers.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact each party’s results of operations and financial condition.

The merger agreement limits the Company’s ability to pursue alternatives to the mergers and may discourage other companies from trying to acquire the Company.

The merger agreement contains “no shop” covenants that restrict the Company’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by each respective board of directors, engage or participate in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals, subject to certain exceptions. These provisions, which could result in a $21,431,924 termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of the Company from considering or making that acquisition proposal.

The shares of OceanFirst common stock to be received by the Company’s stockholders as a result of the first merger will have different rights from the shares of Company common stock.

Upon completion of the first merger, the rights of the Company’s former stockholders who receive shares of OceanFirst common stock in the first merger and thereby become OceanFirst stockholders will be governed by the OceanFirst charter and the OceanFirst bylaws.  The rights associated with Company common stock are different from the rights associated with OceanFirst common stock.

Each Company stockholder will have a reduced ownership and voting interest in the combined company after the consummation of the mergers than the holder’s interest in the Company prior to the consummation of the mergers and may exercise less influence over management.

The Company’s stockholders currently have the right to vote in the election of the board of directors and on other matters affecting the Company.  Each Company stockholder before the mergers will be an OceanFirst stockholder upon completion of the mergers, with a percentage ownership of the shares of common stock of the combined company that is smaller than the holder’s percentage ownership of shares of the Company common stock individually, as applicable, prior to the consummation of the mergers.  Further, based on the number of shares of OceanFirst common stock and Company common stock outstanding as of the date of this report, and based on the number of shares of OceanFirst common stock expected to be issued in the first merger and the investment, the Company’s former stockholders, as a group, are estimated to receive approximately 30% of the outstanding shares of the combined company immediately after the first merger and the investment. As such, a former stockholder of the Company will, immediately after the first merger closing, own a percentage of OceanFirst common stock equal to such stockholder’s current percentage ownership of the Company multiplied by approximately thirty percent (30%) (disregarding any ownership of OceanFirst such stockholder may otherwise hold).  Because of this, the Company’s stockholders may have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

Changes in Interest Rates May Impact Our Financial Condition and Results of Operations

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of multi-family residential loans, investment property commercial business loans, commercial real estate mortgage loans and investment securities) and the interest expense paid on our interest-bearing liabilities (consisting primarily of deposits and borrowings).  The level of net interest income is primarily a function of the average balance of our interest-earning assets and our interest-bearing liabilities, along with the spread between the yield on such assets and the cost of such liabilities.  These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC decreased the target range for the federal funds rate three times and by 75 basis points during 2025 from a range of 4.25% to 4.50% in September, to a range of 3.50% to 3.75% in December. There can be no assurances as to any future FOMC decisions on interest rates. It is possible that due to changes in fiscal and economic policies, including tariffs, US economic activity may slow or decrease in 2026, applying pressure on interest rates. Economic weakness or persistent inflation could lead to decreased business and consumer confidence and weaker-than-anticipated spending, thereby leading to increased interest rates and other related possible adverse impacts to our business including asset quality, deposit levels, loan demand and results of operations. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings.  Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.  Our interest rate risk has been partially mitigated by the addition of certain derivative financial instruments along with additional floating rate assets and we believe that our current interest rate position is more neutral, with a bias toward liability sensitivity. There can be no assurance that such derivatives will remain effective in such mitigation nor that our interest rate position will remain as is and be appropriate in our operating environment.

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

Risks relating to our Business and Operations

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2025, our gross loan portfolio was $6,639.8 million, of which 90.7% was loans secured by real estate.  Most of these real estate loans were secured by multi-family residential property ($2,382.8 million), commercial real estate property ($1,993.0 million) and one-to-four family mixed-use property ($476.4 million), which combined represented 73.1% of our loan portfolio.  Our loan portfolio is concentrated in the New York City metropolitan area.  Multi-family residential, one-to-four family mixed-use property, commercial real estate mortgage loans, commercial business loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan.  Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan.  We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated, except for one-to-four family residential mortgage loans, where we require a loan-to value ratio of no more than 80%.  Repayment of construction loans is contingent upon the successful completion and operation of the project.  The repayment of commercial business loans is contingent on the successful operation of the related business.  Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.  We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

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

Our Ability to Obtain Brokered Deposits as an Additional Funding Source Could be Limited

We utilize brokered deposits as an additional funding source and to assist in the management of our interest rate risk.  The Bank had $1,131.1 million or 15.5% of total deposits and $1,319.0 million, or 18.4% of total deposits, in brokered deposit accounts as of December 31, 2025 and 2024, respectively.  At December 31, 2025 approximately $725.8 million are hedged using interest rate swaps. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered wholesale funding with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, or when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk.  Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple maturity checks.  Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificates of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor.  This allows us to better manage the maturity of our deposits and our interest rate risk.  We also at times utilize brokers to obtain money market account deposits.  The rate we pay on brokered money market accounts is similar to the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker.  These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.  Additionally, we place a portion of our government deposits in the IntraFi Network money market or demand product, allowing us to invest our funds in higher yielding assets without providing collateral.  As of December 31, 2025, total deposit balances include brokered deposits of certificates of deposit of $831.2 million, NOW deposits of $299.9 million. As of December 31, 2024, total deposit balances include brokered deposits of money market deposits of $73.6 million, certificates of deposit of $1,094.0 million, and NOW deposits of $151.4 million.

FDIC regulations limit brokered deposits.  Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits.  Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature.  As of December 31, 2025, the Bank met or exceeded all applicable requirements to be deemed “well-capitalized” for purposes of these regulations.  However, there can be no assurance that the Bank will continue to meet those requirements.  Limitations on the Bank’s ability to accept brokered deposits for any reason (including limitations on the amount of brokered deposits in total or as a percentage of total assets) could materially adversely impact our funding costs and liquidity.

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

New York City Mayor Mamdani campaigned on a pledge to freeze rent increases on rent regulated apartments. In early 2026, he proposed increasing property taxes by 9.5%. If these proposals are enacted, the value of the multi-family loan portfolio may decrease with delinquencies increasing.

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

Item 2.    Properties.

As of December 31, 2025, the Bank conducted its business through 30 full-service offices and its Internet Branch. The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Holding Company’s Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2025, we had approximately 764 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2025:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2025	—	—	—	807,964
November 1 to November 30, 2025	—	—	—	807,964
December 1 to December 31, 2025	—	—	—	807,964
Total	—	$—	—

On July 27, 2021, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of its common stock. This program was completed in 2022 and on May 17, 2022, an additional 1,000,000 share authorization was announced. This program was completed in 2023 and on May 31, 2023, an additional 1,000,000 share authorization was announced. During the years ended December 31, 2025 and 2024, the Company did not repurchase any of the Company’s common stock. During the year ended December 31, 2023, the Company repurchased 786,498 shares of the Company’s common stock at an average cost of $14.59 per share, respectively. At December 31, 2025, 807,964 shares remained available to be repurchased under the current stock repurchase program. The merger agreement precludes the Company from purchasing Company common stock.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2025:

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

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2020 with the cumulative total returns of a broad equity market index as well as comparative published industry indices. The broad equity market index chosen was the Nasdaq Composite and the comparative published industry indices used were the S&P U.S. MidCap Banks Index and the S&P U.S. BMI Banks - Mid-Atlantic Region Index. The S&P U.S. BMI Banks - Mid-Atlantic Region Index was chosen for inclusion in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The S&P U.S. MidCap Banks Index was chosen for inclusion in the Company’s Stock Performance Graph because it uses a broader group of banks and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2020 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2025. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Flushing Financial Corporation	100.00	151.31	125.72	113.74	105.00	118.94
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. MidCap Banks Index	100.00	145.53	107.01	79.78	106.43	123.12
S&P U.S. BMI Banks - Mid-Atlantic Region Index	100.00	126.30	106.67	129.34	179.73	247.07

Item 6. Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation (the “Holding Company”) and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation and FSB Properties Inc. Discussion and analysis of our 2024 fiscal year specifically, as well as the year-over-year comparison of our 2024 financial performance to 2023, are located under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025, which is available on our investor relations website at FlushingBank.com and the SEC’s website at sec.gov.

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

Recent Developments

As announced, on December 29 2025, we entered into a definitive merger agreement pursuant to which we and OceanFirst, will combine in the first merger. Upon completion of the first merger, Flushing Bank will merge into OceanFirst Bank, with OceanFirst Bank surviving that bank merger. Based on OceanFirst’s closing stock price on December 26, 2025, of $19.76, the transaction was valued at $579 million and is intended to create a high-performing regional bank with a significant presence across New Jersey, Long Island and New York markets. Immediately following closing of the mergers, the combined company is expected to have approximately $23 billion in assets, $17 billion in total loans, and $18 billion in total deposits across 71 retail branches.

OceanFirst has entered into an investment agreement with affiliates of funds managed by Warburg, which committed to invest $225 million for newly issued equity securities subject to the closing of the first merger.

Upon completion of the proposed transaction, (a) the shares issued to our stockholders in the first merger are expected to represent approximately 30% of the outstanding shares of the combined company, (b) the shares issued to Warburg Pincus in the equity capital raise transaction discussed above are expected to represent approximately 12% of the outstanding shares of the combined company and (c) the shares of OceanFirst common stock that are outstanding immediately prior to completion of the first merger are expected to represent approximately 58% of the outstanding shares of the combined company.

The mergers are expected to close in the second quarter of 2026, subject to the receipt of regulatory approvals, approval by OceanFirst’s shareholders and our shareholders, and the satisfaction of other customary closing conditions. The equity capital raise with Warburg is expected to close concurrently with the first merger, subject to the concurrent closing of the first merger and other closing conditions. See “Risk Factors – Risks Relating to the Consummation of the Mergers and OceanFirst following the Mergers.

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

There was no material change in the source of the data used in our interest rate risk modeling in the current year. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 69% at December 31, 2025 compared to 70% at December 31,2024. In a downward shock, weighted average deposit betas (based on period end balances) were 60% at December 31, 2025 compared to 61% at December 31, 2024. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 6.29% at December 31, 2025 compared to 6.99% at December 31, 2024.

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

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2025. Various estimates regarding prepayment assumptions are made at each level of rate shock. At December 31, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of December 31:

	Projected Percentage Change In
	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
	December 31,	December 31,	December 31,	December 31,
Change in Interest Rate	2025	2024	2025	2024
-200 Basis points	7.6%	2.9%	9.7%	9.0%
-100 Basis points	3.2	1.2	9.5	9.0
Base interest rate	-	-	9.4	9.0
+100 Basis points	(5.7)	(5.0)	9.0	8.7
+200 Basis points	(11.6)	(10.9)	8.6	8.3

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2025 and 2024. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At December 31, 2025, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of December 31:

	Projected Percentage Change in Net Interest Income
Change in Interest Rate	2025	2024
-200 Basis points	2.1%	0.5%
-100 Basis points	0.5	0.1
Base interest rate	-	-
+100 Basis points	(4.7)	(4.8)
+200 Basis points	(9.5)	(10.4)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 5.4% from a 200 basis point increase in rates over the next twelve months and increase by 1.3% from a 200 basis point decrease in rates over the same period. Actual results could differ significantly from these estimates.

At December 31, 2025 and 2024, the Company had a derivative portfolio with a notional value totaling $2.8 billion and $2.6 billion, respectively. This portfolio is designed to provide protection against rising interest rates. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

A portion of this portfolio is comprised of cash flow hedges on certain short-term advances and brokered deposits totaling $1.0 billion at December 31, 2025. At December 31, 2025, $725.8 million of the cash flow hedges are effective swaps at a weighted average rate of 3.07% compared to $875.8 million at 2.46% at December 31, 2024. Of the $1.0 billion outstanding at December 31, 2025, $180.0 million at an average rate of 1.56% will mature during 2026, and will be partially replaced by forward starting cash flow hedges totaling $180.0 million at an average rate of 3.35%.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the years ended December 31,
	2025				2024				2023
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$21,962	$911	4.15%		$192	$7	3.65%		$—	$—	—%

Mortgage loans, net	$5,227,869	$294,961	5.64%		$5,346,975	$291,437	5.45%		5,328,067	267,178	5.01
Other loans, net	1,406,092	81,559	5.80		1,420,424	84,134	5.92		1,517,282	88,170	5.81
Total loans, net (1) (2)	6,633,961	376,520	5.68		6,767,399	375,571	5.55		6,845,349	355,348	5.19
Taxable securities:
Mortgage-backed securities	868,289	47,607	5.48		765,700	37,485	4.90		442,228	11,505	2.60
Other securities	570,044	31,915	5.60		655,428	40,230	6.14		485,118	24,700	5.09
Total taxable securities	1,438,333	79,522	5.53		1,421,128	77,715	5.47		927,346	36,205	3.90
Tax-exempt securities: (3)
Other securities	43,325	1,829	4.22		65,245	1,887	2.89		66,533	1,923	2.89
Total tax-exempt securities	43,325	1,829	4.22		65,245	1,887	2.89		66,533	1,923	2.89
Interest-earning deposits and federal funds sold	203,221	7,831	3.85		218,829	10,578	4.83		184,565	8,405	4.55
Total interest-earning assets	8,340,802	466,613	5.59		8,472,793	465,758	5.50		8,023,793	401,881	5.01
Other assets	528,936				481,698				477,771
Total assets	$8,869,738				$8,954,491				$8,501,564

Interest-bearing liabilities:
Deposits:
Savings accounts	$94,482	395	0.42		$102,843	472	0.46		$121,102	520	0.43
NOW accounts	2,245,412	77,235	3.44		1,965,774	75,683	3.85		1,937,974	64,191	3.31
Money market accounts	1,710,557	61,804	3.61		1,699,869	67,992	4.00		1,754,059	58,898	3.36
Certificates of deposit accounts	2,461,895	88,823	3.61		2,604,817	100,235	3.85		2,091,677	64,844	3.10
Total due to depositors	6,512,346	228,257	3.50		6,373,303	244,382	3.83		5,904,812	188,453	3.19
Mortgagors' escrow accounts	90,468	270	0.30		82,095	254	0.31		81,015	202	0.25
Total interest-bearing deposits	6,602,814	228,527	3.46		6,455,398	244,636	3.79		5,985,827	188,655	3.15
Borrowings	479,552	22,170	4.62		795,348	38,715	4.87		776,050	33,670	4.34
Total interest-bearing liabilities	7,082,366	250,697	3.54		7,250,746	283,351	3.91		6,761,877	222,325	3.29
Non interest-bearing demand deposits	899,143				843,151				867,667
Other liabilities	170,090				189,808				196,869
Total liabilities	8,151,599				8,283,705				7,826,413
Equity	718,139				670,786				675,151
Total liabilities and equity	$8,869,738				$8,954,491				$8,501,564

Net interest income / net interest rate spread (4)		$215,916	2.05%			$182,407	1.59%			$179,556	1.72%

Net interest-earning assets / net interest margin (5)	$1,258,436		2.59%		$1,222,047		2.15%		$1,261,916		2.24%

Ratio of interest-earning assets to interest-bearing liabilities			1.18	X			1.17	X			1.19	X
(1)	Average balances include non-accrual loans.
(2)	Loan interest income includes net loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.1 million, $1.0 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)	Interest and yields are calculated on the tax equivalent basis using statutory federal income tax rate of 21% for the years ended December 31, 2025, 2024, and 2023.
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income before the provision for credit losses divided by average interest-earning assets.

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

	Increase (Decrease) in Net Interest Income for the years ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Loans held for sale	$903	$1	$904	$—	$7	$7
Mortgage loans, net	(6,547)	10,071	3,524	942	23,317	24,259
Other loans, net	(855)	(1,720)	(2,575)	(5,687)	1,651	(4,036)
Mortgage-backed securities	5,374	4,748	10,122	11,759	14,221	25,980
Other securities	(4,964)	(3,351)	(8,315)	9,782	5,748	15,530
Tax-Exempt securities	(757)	699	(58)	(36)	—	(36)
Interest-earning deposits and federal funds sold	(714)	(2,033)	(2,747)	1,632	541	2,173
Total interest-earning assets	(7,560)	8,415	855	18,392	45,485	63,877

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(37)	(40)	(77)	(82)	34	(48)
NOW accounts	10,106	(8,554)	1,552	929	10,563	11,492
Money market accounts	429	(6,617)	(6,188)	(1,864)	10,958	9,094
Certificates of deposit accounts	(5,342)	(6,070)	(11,412)	17,818	17,573	35,391
Mortgagors' escrow accounts	24	(8)	16	3	49	52
Borrowings	(14,651)	(1,894)	(16,545)	854	4,191	5,045
Total interest-bearing liabilities	(9,471)	(23,183)	(32,654)	17,658	43,368	61,026

Net change in net interest income	$1,911	$31,598	$33,509	$734	$2,117	$2,851

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

General. Net (loss) income for the year ended December 31, 2025 was $18.9 million, an increase of $50.2 million, or 160.3%, compared to ($31.3) million for the year ended December 31, 2024. Diluted (loss) earnings per common share was $0.54 for the year ended December 31, 2025, an increase of $1.59 per common share, or 151.4%, from ($1.05) per common share for the year ended December 31, 2024.

Return on average equity increased to 2.63% for the year ended December 31, 2025, from (4.67%) for the comparable prior year period. Return on average assets increased to 0.21% for the year ended December 31, 2025 from (0.35%) for the comparable prior year period.

Interest Income. Interest income increased $0.8 million, or 0.2%, to $466.2 million for the year ended December 31, 2025 from $465.4 million for the year ended December 31, 2024. The increase in interest income was primarily due to an increase of nine basis points in the yield of interest-earning assets to 5.59% for the year ended December 31, 2025 from 5.50% for the year ended December 31, 2024, coupled with a decrease of $132.0 million in the average balance of  interest-earning assets to $8,340.8 million for the year ended December 31, 2025 from $8,472.8 million for the year ended December 31, 2024. The nine basis point increase in the yield of interest-earning assets was primarily due to increases of 13 basis points in both the yield of total loan net and of total securities. Excluding prepayment penalty income from loans and securities, net recoveries/(reversals) of interest from non-accrual loans, net gains from fair value adjustments on hedges, swap termination fees and purchase accounting adjustments, the yield on total loans, net, increased 11 basis points to 5.59% for the year ended December 31, 2025 from 5.48% for the year ended December 31, 2024.

Interest Expense. Interest expense decreased $32.7 million, or 11.5% to $250.7 million for the year ended December 31, 2025 from $283.4 million for the year ended December 31, 2024. The decrease in interest expense was primarily due to an increase of 37 basis points in the average cost of interest-bearing liabilities to 3.54% for the year ended December 31, 2025 from 3.91% for the year ended December 31, 2024, coupled with a decrease of $168.4 million in the average balance of interest-bearing liabilities to $7,082.4 million for the year ended December 31, 2025 from $7,250.7 million for the comparable prior year period.

Net Interest Income. Net interest income for the year ended December 31, 2025 totaled $215.5 million, an increase of $33.5 million, or 18.4% from $182.0 million for the year ended December 31, 2024. The increase in net interest income was driven by the net interest margin increasing 44 basis points to 2.59% for the year ended December 31, 2025 compared to the prior year period. Included in net interest income was prepayment penalty income and net recoveries/(reversals) loans and securities totaling $4.1 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively, net gains (losses) from fair value adjustments on hedges and swap termination fees totaling $0.3 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively, and purchase accounting income of $0.9 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. Excluding all of these items, the net interest margin for the year ended December 31, 2025 was 2.53%, an increase of 47 basis points, from 2.06% for the year ended December 31, 2024.

Provision for Credit Losses. Provision for credit losses was $12.8 million for the year ended December 31, 2025, compared to $9.6 million during the comparable prior year period. The provision recorded in 2025 was primarily due to a reserve applied to one commercial real estate loan which lost its primary tenant, an increased reserve applied to one commercial business and other loan, coupled with net charge-offs as a result of loan sales, short payoffs and previously reserved loans deemed unrecoverable. The provision recorded in 2024 was driven by increased reserves on several commercial business and real estate multi-family loans. During the year ended December 31, 2025, non-performing loans increased $8.3 million to $41.6 million from $33.3 million at December 31, 2024. During the year ended December 31, 2025, the Bank recorded net charge-offs totaling $9.8 million compared to $7.7 million recorded in the comparable prior year period. The average loan-to-value ratio for our non-performing assets collateralized by real estate was 61.5% at December 31, 2025. The Bank continues to maintain conservative underwriting standards.

Non-Interest (Loss) Income. Non-interest (loss) income for the year ended December 31, 2025 was $23.4 million, an increase of $80.8 million, or 140.7% from ($57.4) million for the year ended December 31, 2024. Non-interest income increased primarily due to the prior year sale of securities associated with the balance sheet restructuring.

Non-Interest Expense. Non-interest expense was $191.6 million for the year ended December 31, 2025, an increase of $28.4 million, or 17.4% from $163.3 million for the year ended December 31, 2024. The increase in non-interest expense was primarily due to increases in impairment of Goodwill, professional services, and salaries and employee benefits related to increased staffing.

Income Tax Provision (Benefit). Income tax expense for the year ended December 31, 2025 increased $32.6 million, or 192.4% to $15.6 million, compared to a benefit of ($16.9) million for the year ended December 31, 2024. The increase was primarily due to a tax benefit relating to the balance sheet restructuring during the year ended December 31, 2024. The effective tax rate was 45.3% for the year ended December 31, 2025 compared to 35.1% in the prior year.

Liquidity, Regulatory Capital and Capital Resources

Liquidity and Capital Resources. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity is to maintain the ability to originate and purchase loans, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. At December 31, 2025, the Company had $3.9 billion in combined available liquidity through cash lines with the FHLB-NY, Federal Reserve Bank, and other commercial banks as well as unencumbered securities compared to $3.6 billion at December 31, 2024.

The following tables present the Company’s available liquidity by source at the periods indicated below:

	At December 31, 2025
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$957.1	$—	$957.1
Interest Earnings Deposits	45.7	—	45.7
External Sources:
Federal Home Loan Bank	2,661.6	1,727.3	934.3
Federal Reserve Bank	1,383.6	—	1,383.6
Other Banks	627.0	60.0	567.0
Total Liquidity	$5,675.0	$1,787.3	$3,887.7

	At December 31, 2024
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$954.3	$—	$954.3
Interest Earnings Deposits	57.4	—	57.4
External Sources:
Federal Home Loan Bank	2,730.3	2,034.7	695.6
Federal Reserve Bank	1,528.9	—	1,528.9
Other Banks	379.0	50.0	329.0
Total Liquidity	$5,649.9	$2,084.7	$3,565.2

Liquidity management is both a short and long-term function of management. During 2025, funds were provided by the Company’s operating and financing activities, which were used to fund our investing activities. In 2025, the Company mainly used cash to invest in its business and pay down debt. Operating activities brought in $61.0 million of cash. The Company used the cash to invest in securities and loans, partly paid for by securities and loan paydowns. We also paid off $435.0 million in borrowings and paid $30.0 million in dividends. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $126.1 million, a decrease of $26.5 million from December 31, 2024. We also held marketable securities available for sale with a market value of $1,389.9 million at December 31, 2025. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps, totaled $16.6 million and $43.2 million, at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, cash (including restricted cash) held in excess of FDIC deposit insurance limits at other commercial banks totaling $34.8 million, and $62.4 million, respectively.

At December 31, 2025, we had commitments to extend credit totaling $435.2 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. See Note 16 (“Commitments and Contingencies”) in Notes to the Consolidated Financial Statements.

Our total interest expense and non-interest expense in 2025 were $250.7 million and $191.6 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen to employees hired after January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2025, we incurred cash expenditures of $0.2 million for the medical and life insurance plans and we modified these plans as fully described in Note 12 (“Pension and Other Postretirement Benefit Plans”) of Notes to the Consolidated Financial Statements. We did not make a contribution to the employee pension plan in 2025. We expect to pay similar amounts for these plans in 2026. See Note 12 (“Pension and Other Postretirement Benefit Plan”) of Notes to the Consolidated Financial Statements.

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

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2025, our employee pension plan had an unrecognized loss of $4.8 million. The medical and life insurance plan and non-employee director plan had unrecognized gains of $2.3 million and $1.0 million, respectively.

The change in the discount rate is the only significant change made to the assumptions used for these plans for each of the three years ended December 31, 2025. During the years ended December 31, 2025, 2024, and 2023, the actual (loss) return on the employee pension plan assets was approximately 7%, (105%), and 15%, respectively, of the assumed return used to determine the periodic pension expense for that respective year.

The market value of the assets of our employee pension plan is $18.0 million at December 31, 2025, which is $2.0 million more than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2025 was $0.2 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent (the “Superintendent”) is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid. The amount of dividends the Holding Company can declare and pay is generally limited to its net profits for the preceding year less dividends paid during that period. In addition, dividends paid by the Holding Company would be prohibited if the effect thereof would cause the Holding Company’s capital to be reduced below applicable minimum capital requirements.

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. We have the means to refinance these borrowings as they mature or are called through our financing arrangements with the FHLB-NY and access to unsecured lines of credit with other commercial banks. See Note 8 (“Deposits”) and Note 9 (“Borrowed Funds”) in Notes to the Consolidated Financial Statements. At December 31, 2025, we had borrowings obligations of $484.7 million of which $256.4 million represents our current obligations within one year, including borrowing callable within one year. At December 31, 2025, we had deposit obligations of $7,311.7 million of which $7,199.2 million represents our current obligations within one year.

At December 31, 2025, the Bank had 30 branches, which were all leased. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. At December 31, 2025, we had operating lease and purchasing obligations totaling $74.0 million.

We currently provide a non-qualified deferred compensation plan for officers who have achieved the designated level and completed one year of service. However, certain officers who have not reached the designated level but were already participants remain eligible to participate in the Plan. In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. At December 31, 2025, we had deferred compensation plan obligations of $25.3 million. This expense is provided in the Consolidated Statements of Operations, and the liability has been provided in the Consolidated Statements of Financial Condition.

Regulatory Capital Position. Under applicable regulatory capital regulations, the Bank and the Company are required to comply with each of four separate capital adequacy standards: leverage capital, common equity Tier I risk-based capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the FDIC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2025 and 2024, the Bank and the Company exceeded each of their four regulatory capital requirements. See Note 14 (“Regulatory Capital”) of Notes to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles generally accepted in the United States requires the use of estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures. These estimates and assumptions are subject to uncertainty, and actual results may differ materially from those estimates. Changes in these assumptions, including changes in the significant inputs used in our models, could have a material effect on our consolidated financial statements from period to period. Our critical accounting estimates, which involve assumptions that are highly uncertain and reasonably likely to have a material impact on our financial condition or results of operations, are discussed below. Additional information about these critical accounting estimates and other significant accounting policies, including our use of estimates, is provided in Note 2 (“Summary of Significant Accounting Policies – Use of Estimates”) to the Consolidated Financial Statements.

The Company’s accounting policies are integral to understanding its results of operations and statement of financial condition and are described in the Notes to the Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies, models and control procedures designed to support the consistent application of these significant inputs and assumptions and to monitor changes in them over time. The Company has identified four accounting areas that involve significant management valuation judgment and higher levels of estimation uncertainty—the allowance for credit losses, the fair value of financial instruments, goodwill impairment and income taxes—and, for each, we describe below the significant inputs and assumptions used, why those inputs and assumptions are subject to uncertainty, and, where material and reasonably available, how they have changed from period to period and how such changes have affected the amounts reported in the consolidated financial statements.

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

Notwithstanding the judgment required in assessing the components of the ACL, the Company believes that the ACL is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements. In calculating the ACL, the Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). When calculating the ACL estimate for December 31, 2025 and 2024, the reasonable and supportable forecast was for a period of two quarters and the reversion period was four quarters. See Notes 2 (“Summary of Significant Accounting Policies”) and 3 (“Loans and Allowance for Credit Losses”) of Notes to the Consolidated Financial Statements.

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

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of investments classified as available for sale and held-to-maturity, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2025 and 2024, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement. See Notes 2 (“Summary of Significant Accounting Policies”), 6 (“Securities”) and 19 (“Fair Value of Financial Instruments”) of Notes to the Consolidated Financial Statements.

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

During the first quarter of 2025, the Company identified the economic uncertainty resulting from the recent tariff increases by the United States on many of its trading partners in conjunction with the prolonged decline in the Company’s stock price as a triggering event as of March 31, 2025. As such, the Company initiated a quantitative impairment test which indicated goodwill was fully impaired as of March 31, 2025, resulting in the Company recording an impairment charge of the entire goodwill balance of $17.6 million. This accounting adjustment removed all goodwill from the financial statements. See Note 2 (“Summary of Significant Accounting Policies”) of Notes to Consolidated Financial Statements.

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

Item 8.    Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2025	2024

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $16,615 and $43,165, respectively)	$126,076	$152,574
Securities held-to-maturity, net of allowance of $348 and $353, respectively (assets pledged of $4,695 and $4,494, respectively; fair value of $46,232 and $44,718, respectively)	50,180	51,485
Securities available for sale, at fair value (amortized cost of $1,387,619 and $1,506,798, respectively; net of an allowance of $2,921 and $2,627, respectively; assets pledged of $115,974 and $49,914, respectively; $14,412 and $13,591 at fair value pursuant to the fair value option, respectively)	1,389,924	1,497,905
Loans held for sale, at fair value	—	70,098
Loans held for investment, net of fees and costs	6,653,952	6,745,848
Less: Allowance for credit losses	(42,802)	(40,152)
Net loans held of investment	6,611,150	6,705,696
Interest and dividends receivable	59,436	62,036
Bank premises and equipment, net	17,734	17,852
Federal Home Loan Bank of New York stock, at cost	18,937	38,096
Bank owned life insurance	226,939	218,174
Goodwill	—	17,636
Core deposit intangibles	773	1,123
Right-of-use assets	53,118	45,800
Other assets	139,035	160,497
Total assets	$8,693,302	$9,038,972

Liabilities
Due to depositors:
Non-interest bearing	$969,287	$836,545
Interest-bearing	6,282,865	6,289,306
Total Due to depositors	7,252,152	7,125,851
Mortgagors' escrow deposits	59,590	53,082
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	243,933	678,933
Subordinated debentures	189,054	188,326
Junior subordinated debentures, at fair value	51,666	48,795
Total borrowed funds	484,653	916,054
Operating lease liability	53,842	46,443
Other liabilities	135,090	173,003
Total liabilities	7,985,327	8,314,433

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 38,677,787 shares issued; 33,778,438 and 33,659,067 shares outstanding, respectively)	387	387
Additional paid-in capital	326,613	326,671
Treasury stock, at average cost (4,899,349 and 5,018,720 shares, respectively)	(98,948)	(101,655)
Retained earnings	480,376	492,003
Accumulated other comprehensive income, net of taxes	(453)	7,133
Total stockholders' equity	707,975	724,539

Total liabilities and stockholders' equity	$8,693,302	$9,038,972

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Operations

	For the years ended December 31,
	2025	2024	2023

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$377,431	$375,578	$355,348
Interest and dividends on securities:
Interest	80,856	79,076	37,598
Dividends	111	130	126
Other interest income	7,831	10,578	8,405
Total interest and dividend income	466,229	465,362	401,477
Interest expense
Deposits	228,527	244,636	188,655
Other interest expense	22,170	38,715	33,670
Total interest expense	250,697	283,351	222,325
Net interest income	215,532	182,011	179,152
Provision (benefit) for credit losses	12,788	9,568	10,518
Net interest income after provision (benefit) for credit losses	202,744	172,443	168,634
Non-interest income (loss)
Banking services fee income	7,455	6,947	8,651
Net gain (loss) on sale of loans	3,719	(3,563)	108
Net gain (loss) on sale of securities	708	(72,315)	—
Net gain (loss) from fair value adjustments	(2,312)	(939)	2,573
Federal Home Loan Bank of New York stock dividends	1,863	2,790	2,513
Gain on life insurance proceeds	—	285	1,281
Bank owned life insurance	8,765	6,005	4,573
Other income	3,202	3,345	2,889
Total non-interest income (loss)	23,400	(57,445)	22,588
Non-interest expense
Salaries and employee benefits	96,448	91,398	85,957
Occupancy and equipment	16,526	15,117	14,396
Professional services	17,166	10,846	9,569
FDIC deposit insurance	5,628	6,297	3,994
Data processing	7,349	6,890	5,976
Depreciation and amortization of bank premises and equipment	5,339	5,730	5,965
Other real estate owned / foreclosure expense	1,139	681	605
Net (gain) loss on sales of real estate owned	—	(174)	—
Prepayment penalty on borrowings	—	2,572	—
Impairment of goodwill	17,636	—	—
Other operating expenses	24,394	23,908	24,927
Total non-interest expense	191,625	163,265	151,389
Income (loss) before income taxes	34,519	(48,267)	39,833

Provision (benefit) for income taxes	15,639	(16,934)	11,169
Net income (loss)	$18,880	$(31,333)	$28,664

Basic earnings (loss) per common share	$0.54	$(1.07)	$0.96
Diluted earnings (loss) per common share	$0.54	$(1.07)	$0.96

The accompanying notes are an integral part of these consolidated financial statements

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2025	2024	2023

	(In thousands)
Net income (loss)	$18,880	$(31,333)	$28,664
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of $2, $113 and $123, respectively.	(27)	(254)	(276)
Unrecognized actuarial gains (losses), net of taxes of $773, $94, and ($75), respectively.	(1,773)	(213)	170
Change in net unrealized gains (losses) on securities available for sale, net of taxes of ($3,736), $271 and ($4,451), respectively.	8,464	429	8,362
Reclassification adjustment for net (gains) losses included in net income, net of taxes of $215 and $22,331, respectively.	(493)	49,984	—
Net unrealized (losses) gains on cashflow hedges, net of taxes of $6,141, $1,874 and $4,762, respectively.	(13,821)	(4,068)	(10,584)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of $10, ($49) and ($74), respectively.	64	(94)	165
Other comprehensive income (loss), net of tax:	(7,586)	45,784	(2,163)
Comprehensive net income (loss)	$11,294	$14,451	$26,501

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2022	29,476,391	$341	$264,332	$(98,535)	$547,507	$(36,488)	$677,157
Net income (loss)		—	—	—	28,664	—	28,664
Vesting of restricted stock unit awards	263,918	—	(5,402)	5,630	(228)	—	—
Purchase of treasury stock	(786,498)	—	—	(11,473)	—	—	(11,473)
Stock-based compensation expense	—	—	5,604	—	—	—	5,604
Repurchase of shares to satisfy tax obligation	(88,001)	—	—	(1,692)	—	—	(1,692)
Dividends on common stock ($0.22 per share)	—	—	—	—	(26,260)	—	(26,260)
Other comprehensive income (loss)	—	—	—	—	—	(2,163)	(2,163)
Balance at December 31, 2023	28,865,810	$341	$264,534	$(106,070)	$549,683	$(38,651)	$669,837
Net income (loss)	—	—	—	—	(31,333)	—	(31,333)
Vesting of restricted stock unit awards	301,859	—	(5,818)	6,122	(304)	—	—
Shares issued in common stock offering	4,590,164	46	65,494	—	—	—	65,540
Stock-based compensation expense	—	—	2,461	—	—	—	2,461
Repurchase of shares to satisfy tax obligation	(98,766)	—	—	(1,707)	—	—	(1,707)
Dividends on common stock ($0.22 per share)	—	—	—	—	(26,043)	—	(26,043)
Other comprehensive income (loss)	—	—	—	—	—	45,784	45,784
Balance at December 31, 2024	33,659,067	$387	$326,671	$(101,655)	$492,003	$7,133	$724,539
Net income (loss)	—	—	—	—	18,880	—	18,880
Vesting of restricted stock unit awards	169,483	—	(3,211)	3,428	(217)	—	—
Stock-based compensation expense	—	—	3,153	—	—	—	3,153
Repurchase of shares to satisfy tax obligation	(50,112)	—	—	(721)	—	—	(721)
Dividends on common stock ($0.22 per share)	—	—	—	—	(30,290)	—	(30,290)
Other comprehensive income (loss)	—	—	—	—	—	(7,586)	(7,586)
Balance at December 31, 2025	33,778,438	$387	$326,613	$(98,948)	$480,376	$(453)	$707,975

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2025	2024	2023

	(In thousands)
Operating Activities
Net income (loss)	$18,880	$(31,333)	$28,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	12,788	9,568	10,518
Depreciation and amortization of premises and equipment	5,339	5,730	5,965
Net (gain) loss on sales of loans	(3,719)	3,563	(108)
Net amortization (accretion) of premiums and discounts	3,725	3,494	498
Net (gain) loss on sales of OREO	—	(174)	—
Impairment of goodwill	17,636	—	—
Net loss (gain) from sale of securities	(708)	72,315	—
Deferred income tax provision (benefit)	11,099	(15,862)	3,721
Net loss (gain) from fair value adjustments	2,312	939	(2,573)
Net (gain) loss from fair value adjustments of hedges	(256)	(55)	(371)
Gain from life insurance proceeds	—	(285)	(1,281)
Income from Bank owned life insurance	(8,765)	(6,005)	(4,573)
Stock-based compensation expense	3,153	2,461	5,604
Deferred compensation	(2,271)	(2,775)	(4,210)
Amortization of core deposit intangibles	350	414	480
Decrease (increase) in other assets	(2,657)	(22,525)	(19,308)
(Decrease) increase in other liabilities	4,114	(7,058)	11,559
Net cash provided by (used in) operating activities	61,020	12,412	34,585
Investing Activities
Purchases of premises and equipment	(5,221)	(2,310)	(5,488)
Purchases of Federal Home Loan Bank New York stock	(8,597)	(51,609)	(122,102)
Redemptions of Federal Home Loan Bank New York stock	27,756	44,579	136,878
Proceeds from prepayments of securities held-to-maturity	1,302	1,538	794
Purchases of securities available for sale	(496,945)	(1,302,609)	(187,442)
Proceeds from sales and calls of securities available for sale	367,510	522,096	-
Proceeds from maturities and prepayments of securities available for sale	224,425	203,265	57,493
Proceeds from sale of real estate owned	—	839	—
Proceeds from bank owned life insurance	1,633	14	3,068
Change in cash collateral	(26,550)	(4,780)	(18,400)
Net repayments (originations) of loans	359,763	238,100	198,240
Purchases of loans	(267,827)	(173,487)	(166,344)
Proceeds from sale of loans originally classified as held for investment	69,286	18,760	9,042
Net cash provided by (used in) investing activities	246,535	(505,604)	(94,261)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2025	2024	2023

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$132,742	$(10,871)	$(73,822)
Net increase (decrease) in interest-bearing deposits	(7,292)	370,857	400,804
Net increase (decrease) in mortgagors' escrow deposits	6,508	2,700	2,223
Net (repayments) proceeds from short-term borrowed funds	(435,000)	324,250	(605,750)
Proceeds from long-term borrowing	—	300,000	661,050
Repayment of long-term borrowings	—	(551,117)	(265,001)
Purchase of treasury stock	—	—	(11,473)
Repurchase of shares to satisfy tax obligations	(721)	(1,707)	(1,692)
Net proceeds received in common stock offering	—	65,540	—
Cash dividends paid	(30,290)	(26,043)	(26,260)
Net cash provided by (used in) financing activities	(334,053)	473,609	80,079
Net (decrease) increase in cash and cash equivalents, and restricted cash	(26,498)	(19,583)	20,403
Cash, cash equivalents, and restricted cash, beginning of period	152,574	172,157	151,754
Cash, cash equivalents, and restricted cash, end of period	$126,076	$152,574	$172,157
Supplemental disclosure of cash flow information:
Cash payments for:
Interest paid	$254,036	$278,702	$214,610
Income taxes paid, net of refunds (See Note 10 “Income Taxes”)	1,326	8,578	6,269
Supplemental disclosure of non- cash flow investing activities:
Transfer of loans held for investment to other real estate owned	—	665	—
Transfer of loans held for investment to loans held for sale	24,067	92,027	8,506
Transfer of loans held for sale to loans held for investment	58,781	—	—
Securities purchased not yet settled	—	25,023	—
Securities transferred from held to maturity to available for sale	—	20,627	—

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is the bank holding company of its wholly-owned subsidiary Flushing Bank (the “Bank”). The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Service Corporation (“FSC”) and FSB Properties Inc. (“Properties”) are collectively herein referred to as “we”, “us”, ‘our”, and the “Company.”

The Company’s principal business is attracting deposits from public entities and the general public, while investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties, commercial business loans, commercial real estate mortgage loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units); (2) construction loans, (3) equipment financing loans; (4) Small Business Administration (“SBA”) loans and other small business loans; (5) mortgage loan surrogates such as mortgage-backed securities; and (6) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through thirty full-service banking offices, 11 of which are located in Queens County, four in Nassau County, five in Suffolk County, six in Kings County (Brooklyn), and four in New York County (Manhattan), New York. The Bank also operates an internet branch, which operates under the brands of iGObanking® and BankPurely® (the “Internet Branch”), offering checking, savings, money market and certificates of deposit accounts.

On December 29, 2025, the Company, OceanFirst Financial Corp. (“OceanFirst”), and Apollo Merger Sub Corp., a wholly-owned subsidiary of OceanFirst (“Merger Sub”), entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time in accordance with its terms, the “merger agreement”), pursuant to which, on the terms and subject to the conditions set forth in the merger agreement, OceanFirst and the Company have agreed to combine their respective businesses through a series of mergers.

In the terms and subject to the conditions set forth in the merger agreement, at the closing, Merger Sub will merge with and into the Company (the “first merger”), with the Company as the surviving entity. Immediately following the first merger, the Company will merge with and into OceanFirst (the “second merger” and together with the first merger, the “mergers”), with OceanFirst as the surviving corporation (the “combined company” and certain references to “OceanFirst” herein refer to the combined company following the second merger, as context requires). On the day immediately following the mergers, Flushing Bank will merge with and into OceanFirst Bank, National Association, a national banking association and a wholly-owned subsidiary of OceanFirst (“OceanFirst Bank”), with OceanFirst Bank continuing as the surviving bank.

In the first merger, the Company’s stockholders will be entitled to receive 0.85 of a share of OceanFirst common stock for each share of Company common stock they own, subject to certain exceptions. Although the number of shares of OceanFirst common stock that the Company’s stockholders will be entitled to receive per share of Company common stock is fixed, the market value of the merger consideration will fluctuate with the market price of OceanFirst common stock and will not be known at the time the Company’s stockholders vote on the merger agreement.

Concurrently with its entry into the merger agreement, OceanFirst entered into an investment agreement (the “investment agreement”), dated as of December 29, 2025, with affiliates of funds managed by Warburg Pincus LLC pursuant to which a $225 million cash investment will be made into the combined entity.

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

Cash and Cash Equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. Included in cash and cash equivalents at December 31, 2025 and 2024, were $94.0 million and $125.2 million, respectively, in interest-earning deposits in other financial institutions, primarily comprised of funds due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”) and restricted cash held as collateral for interest rate swaps. The restricted cash totaled $16.6 million and $43.2 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, cash (including restricted cash) held in excess of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limits at other commercial banks totaling $34.8 million, and $62.4 million, respectively.

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

The Company’s estimate of expected credit losses for held-to-maturity debt securities is based on historical information, current conditions and a reasonable and supportable forecast. At December 31, 2025, and 2024 the Company’s portfolio was made up of three securities: the first two were structured similar to a commercial owner occupied loan, and modeled for credit losses similar to commercial business loans secured by real estate, and the third was issued and guaranteed by Fannie Mae, which is a government sponsored enterprise that has a credit rating and perceived credit risk comparable to the U.S. government. Accordingly, the Company assumes a zero loss expectation from the Fannie Mae security. The Company had an allowance for credit losses for held-to-maturity securities totaling $0.3 million and $0.4 million at December 31, 2025 and 2024, respectively.

The Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2025 and December 31, 2024. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. If the Company evaluates any decline in the fair value is due to credit loss factors and this valuation indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. At December 31, 2025 and 2024, there was one security which was under forbearance and was individually evaluated for allowance for credit losses. The Company had an allowance for credit losses for available for sale securities totaling $2.9 million and $2.6 million at December 31, 2025 and 2024, respectively.

The Company recorded tax exempt interest income totaling $1.4 million, $1.5 million and $1.5 million for the  years ended December 31, 2025, 2024 and 2023, respectively.

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

During the first quarter of 2025, the Company identified the economic uncertainty resulting from the recent tariff increases by the United States on many of its trading partners in conjunction with the prolonged decline in the Company’s stock price as a triggering event as of March 31, 2025. As such, the Company initiated a quantitative impairment test which indicated goodwill was fully impaired as of March 31, 2025, resulting in the Company recording an impairment charge of the entire goodwill balance of $17.6 million. This accounting adjustment removed all goodwill from the financial statements.

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

Interest on loans is recognized on an accrual basis. The Company has made a policy election to exclude accrued interest from the amortized cost basis of loans. Accrued interest receivable for loans totaled $46.4 million and $46.3 million at December 31, 2025 and 2024, respectively and was reported in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

The Company may purchase loans to supplement originations. Loan purchases are evaluated at the time of purchase to determine the appropriate accounting treatment. Performing loans purchased at a premium/discount are recorded at the purchase price with the premium/discount being amortized/accreted into interest income over the life of the loan. All loans purchased during the years ended December 31, 2025 and 2024 were performing loans that did not display credit deterioration from origination at the time of purchase. The Company purchased loans totaling $267.8 million, $173.5 million, and $166.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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

Loans Held for Sale:

At December 31, 2025 the Company did not have loans held for sale. At December 31, 2024 the Company had $70.1 million of performing multi-family loans held for sale.

We sold the guarantee portion of SBA loans totaling $8.0 million during 2025. There were no SBA sales in 2024 and 2023.

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

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and past employees who have provided positive consent allowing the Company to be the beneficiary of such policies. BOLI is carried in the Consolidated Statements of Financial Condition at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes. During 2024, the Company entered into a noncash exchange of certain lower yielding BOLI policies to higher yielding policies totaling $101.5 million, which was settled in 2025 totaling $98.0 million in accordance with Internal Revenue Code (“IRC”) Section 1035. No gain or loss was recognized as part of this exchange. During 2025 and 2024, the Company did not purchase any additional BOLI.

Other Real Estate Owned:

Other Real Estate Owned (“OREO”) consists of property acquired through foreclosure. At the time of foreclosure these properties are acquired at fair value and subsequently carried at the lower of cost or fair value, less estimated selling costs. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount of the loan, the difference is recognized as a charge to the ACL. Further decreases to the estimated value will be recorded directly to the Consolidated Statements of Operations. At December 31, 2025 and 2024, the Company did not hold any OREO.

Bank Premises and Equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets, recorded in Depreciation and amortization of bank premises and equipment in the Consolidated Statements of Operations. For equipment and furniture the useful life is between 3 to 10 years.

As of December 31, 2025 and 2024, the Bank leased all branches and its executive offices. Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The FHLB-NY has assigned to the Company a mandated membership stock ownership requirement, based on its asset size. In addition, for all borrowing activity, the Company is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Company’s borrowing levels. The Company carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists. At December 31, 2025 and 2024, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2025 and 2024.

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

Benefit Plans:

The Company sponsors a 401(k), and profit sharing plan for its employees. The Company also sponsors a non-qualified deferred compensation plan for certain senior officers, and a non-qualified pension plan for its outside directors. The Company had also sponsored post retirement healthcare and life insurance benefit plans for its employees, for which the Company adopted the resolution to terminate effective December 29, 2025. The qualified pension plan was frozen in 2006, no longer allowing additional participants or accruals from that point forward.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, we generally use the Company’s incremental borrowing rate based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term of the lease payments at commencement date to determine the present value of lease payments. When readily determinable, we use the implicit rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease expense is recognized in line items Occupancy and equipment, Other operating expenses, and Professional services on the Consolidated Statements of Operations. The Company’s variable lease payments were recorded in Occupancy and equipment expense within the Consolidated Statements of Operations and are not included in the recognition of ROU assets and related lease liabilities.

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

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed at least quarterly. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For cash flow hedges, the changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income or loss, net of tax, and subsequently reclassified into earnings when the hedged transaction effects earnings. For fair value hedges, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in earnings on the same line as the hedged item. Cash flows from cash flow hedges and fair value hedges are disclosed in the Consolidated Statements of Cash Flows within operating activities. At December 31, 2025, our cash flow hedges have a maximum remaining term of 43 months.

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

The Company releases the income tax effects related to components of accumulated other comprehensive income into income when the underlying item to which the deferred tax effects relate is recognized in earnings.

Segment Reporting:

Management views the Company as operating as a single unit, a community bank.

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $3.0 million, $2.5 million, and $2.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, recorded in the Professional services in the Consolidated Statements of Operations.

Earnings per Common Share:

Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the same net income (loss) amount, but the denominator is adjusted to reflect the potential dilution that would occur if outstanding potentially dilutive securities were converted into common stock. The dilutive effect of stock options, warrants and other similar stock-based awards is determined using the treasury stock method, under which it is assumed that the proceeds that would be received upon exercise are used to repurchase shares at the average market price during the period. The dilutive effect of other potentially dilutive common shares, such as convertible preferred stock or convertible debt, is determined using the if-converted method, when applicable. Potentially dilutive common shares are included in the computation of diluted earnings per common share only when their inclusion is dilutive; securities that are anti-dilutive are excluded from the diluted earnings per common share calculation.

Unvested stock-based compensation awards containing non-forfeitable rights to dividends paid on the Company’s common stock are considered participating securities and therefore are included in the two-class method for calculating earnings per common share. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends on the common stock. The Company grants restricted stock to certain employees under its stock-based compensation plan. Recipients receive cash dividends during the vesting periods of these awards, including on the unvested portion of such awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

Earnings per common share have been computed based on the following, for the years ended December 31:

	2025	2024	2023

	(Dollars in thousands, except per share data)
Net income (loss), as reported	$18,880	$(31,333)	$28,664
Less: Dividends paid and earnings allocated to participating securities	(501)	(386)	(339)
Income (loss) attributable to common stock	$18,379	$(31,719)	$28,325

Divided by:
Weighted average common stock and participating securities outstanding	34,492	29,949	29,925
Less: Weighted average participating securities	(557)	(435)	(384)
Total weighted average common stock outstanding	33,935	29,514	29,541

Basic earnings (loss) per common share	$0.54	$(1.07)	$0.96
Diluted earnings (loss) per common share (1)	$0.54	$(1.07)	$0.96
Dividend Payout ratio	163.0%	n/m	91.7%
(1)	There were no common stock equivalents outstanding during the periods presented. All RSU’s and PRSU’s are included in the participant securities.

There were no options that were anti-dilutive for the years ended December 31, 2025, 2024, and 2023.

3. Loans and Allowance for Credit Losses

The composition of loans, net of fees and costs, is as follows at the periods indicated:

	December 31,
	2025	2024

	(In thousands)
Multi-family residential	$2,382,828	$2,527,222
Commercial real estate	1,993,018	1,973,124
One-to-four family ― mixed-use property	476,423	511,222
One-to-four family ― residential	319,353	244,282
Construction	54,821	60,399
Small Business Administration	17,523	19,925
Commercial business and other	1,395,853	1,401,602
Net unamortized premiums and unearned loan fees	12,488	10,097
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,652,307	6,747,873
Unallocated portfolio layer basis adjustments (1)	1,645	(2,025)
Total loans, net of fees and costs	$6,653,952	$6,745,848
(1)	This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under GAAP portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The majority of our loan portfolio is invested in multi-family residential, commercial real estate and commercial business loans, which totaled 86.9% and 87.9% of our gross loans at December 31, 2025 and 2024, respectively. Our concentration in these types of loans increases the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these types of loans could require us to increase our allowance and provision for credit losses and to maintain an ACL as a percentage of total loans in excess of the allowance currently maintained. In addition to our loan portfolio, at December 31, 2025, we were servicing $95.9 million of loans for others.

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

Loan originations and purchases were $847.4 million, $698.2 million, and $818.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. While we primarily rely on originating our own loans, we purchased $267.8 million, $173.5 million, and $166.3 million during the years ended December 31, 2025, 2024, and 2023, respectively. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

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

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. At December 31, 2025 and 2024, there were no commitments to lend additional funds to borrowers who have received a loan modification because of financial difficulty.

The following tables show loan modifications made to borrowers experiencing financial difficulty during 2025:

	For the year ended December 31, 2025
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Multi-family residential	2	$14,164	0.6%	One loan to make reduced monthly principal payments to June 2027. One loan to make interest only payments to October 2029.
Commercial business and other	1	2,155	0.2%	Provided payment deferral to be collected at maturity (January 2027)
Total	3	$16,319

	For the year ended December 31, 2025
(Dollars in thousands)	Combination - Rate Reduction and Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Multi-family residential	1	$5,128	0.2%	Borrower to make interest only payment to October 2029 (48 months) and rate reduced to 5.00% from 6.88%
Commercial real estate	1	8,400	0.4%	Borrower to make interest only payment to December 2026 (18 months) and rate reduced to 6.00% from 7.22%
Total	2	$13,528

	For the year ended December 31, 2025
(Dollars in thousands)	Combination - Rate Reduction,Term Extension and Principal Forgiveness
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$572	—%	Provided principal forgiveness for a portion of the loan. Extended maturity to March 2031 (65 months) and rate reduced to 7.92% from 14.75%
Total	1	$572

The following tables show loan modifications made to borrowers experiencing financial difficulty during 2024:

	For the year ended December 31, 2024
(Dollars in thousands)	Combination - Term Extension and Reduced Interest Rate
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1	$378	—%	Extended Maturity to August 2026 (3 months) and reduced the interest rate to zero percent
Total	1	$378

	For the year ended December 31, 2024
(Dollars in thousands)	Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number		Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Multi-family residential	1		$7,472	0.3%	Provided principal payment deferral to be collected at 18-month deferral period (April 2026)
Commercial real estate	1		$29,890	1.5%	Provided payment deferral through April 2026 to be collected at maturity (January 2027)
Total	2		$37,362

	For the year ended December 31, 2024
(Dollars in thousands)	Combination - Term Extension and Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number		Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Commercial real estate	1		$2,793	0.1%	Extended Maturity to January 2027 (32 months) and provided payment deferral to be collected at maturity
Total	1		$2,793

	For the year ended December 31, 2024
(Dollars in thousands)	Term Extension
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis		% of Total Class of Financing Receivable	Financial Effect
Commercial business and other	1		$8	—%	Extended Maturity to December 2028 (28 months)
Total	1		$8

The following table shows the payment status of borrowers experiencing financial difficulty and for which a modification has occurred at:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
December 31, 2025
Multi-family residential	$19,292	$—	$—	$19,292
Commercial real estate	8,400	—	—	8,400
Commercial business and other	2,727	—	—	2,727
Total	$30,419	$—	$—	$30,419
December 31, 2024
Multi-family residential	$7,472	$—	$—	$7,472
Commercial real estate	32,706	—	—	32,706
Commercial business and other	8	—	266	274
Total	$40,186	$—	$266	$40,452

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for periods shown below:

	At or for the year ended December 31, 2025
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$11,707	$11,558	$8,642	$53	$—
Commercial real estate	6,376	22,344	5,115	20	—
One-to-four family - mixed-use property	117	237	237	6	—
One-to-four family - residential	812	1,224	1,224	3	—
Small Business Administration	2,531	558	558	366	—
Commercial business and other	12,454	7,621	4,188	145	—
Total	$33,997	$43,542	$19,964	$593	$—

	At or for the year ended December 31, 2024
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$3,640	$11,707	$6,476	$5	$—
Commercial real estate	—	6,376	6,376	—	—
One-to-four family - mixed-use property	1,005	117	117	1	—
One-to-four family - residential	4,670	812	812	2	—
Small Business Administration	2,576	2,531	2,531	—	—
Commercial business and other	11,768	12,454	6,046	3	—
Total	$23,659	$33,997	$22,358	$11	$—

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2025	2024	2023

(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$3,444	$2,885	$1,995
Less: Interest income included in the results of operations	593	11	25
Total foregone interest	$2,851	$2,874	$1,970

The following tables show the aging of the amortized cost basis in past-due loans at the period indicated by class of loan at:

	At December 31, 2025
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$3,914	$1,165	$11,558	$16,637	$2,371,513	$2,388,150
Commercial real estate	2,785	—	22,344	25,129	1,970,023	1,995,152
One-to-four family - mixed-use property	263	—	237	500	478,310	478,810
One-to-four family - residential	2,264	53	1,224	3,541	316,744	320,285
Construction	—	—	—	—	54,748	54,748
Small Business Administration	160	—	558	718	17,029	17,747
Commercial business and other	7,874	1	7,050	14,925	1,382,490	1,397,415
Total	$17,260	$1,219	$42,971	$61,450	$6,590,857	$6,652,307

	At December 31, 2024
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$12,596	$9,255	$11,707	$33,558	$2,498,055	$2,531,613
Commercial real estate	4,846	—	6,376	11,222	1,963,400	1,974,622
One-to-four family - mixed-use property	870	1,234	117	2,221	511,717	513,938
One-to-four family - residential	802	65	812	1,679	242,914	244,593
Construction	—	—	—	—	60,114	60,114
Small Business Administration	—	—	2,531	2,531	17,664	20,195
Commercial business and other	409	2,239	12,432	15,080	1,387,718	1,402,798
Total	$19,523	$12,793	$33,975	$66,291	$6,681,582	$6,747,873

(1) The tables above excludes the unallocated portfolio layer basis adjustments totaling $1.6 million, and ($2.0) million related to loans hedged in a closed pool at December 31, 2025, and 2024, respectively. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

The following tables show the activity in the allowance for credit losses for the periods indicated:

	December 31, 2025
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$13,145	$9,288	$1,623	$759	$371	$1,523	$13,443	$40,152
Charge-offs	(2,935)	(1,347)	(55)	(5)	—	(279)	(6,782)	(11,403)
Recoveries	—	—	—	53	—	52	1,449	1,554
Provision (benefit)	2,391	5,618	(332)	68	(200)	585	4,369	12,499
Ending balance	$12,601	$13,559	$1,236	$875	$171	$1,881	$12,479	$42,802

	December 31, 2024
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161
Charge-offs	—	(421)	—	(14)	—	(7)	(7,527)	(7,969)
Recoveries	2	—	2	102	—	108	71	285
Provision (benefit)	2,770	1,044	11	3	213	(204)	3,838	7,675
Ending balance	$13,145	$9,288	$1,623	$759	$371	$1,523	$13,443	$40,152

	December 31, 2023
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$9,552	$8,184	$1,875	$901	$261	$2,198	$17,471	$40,442
Charge-offs	—	(8)	—	(23)	—	(7)	(11,119)	(11,157)
Recoveries	2	—	1	52	—	248	42	345
Provision (benefit)	819	489	(266)	(262)	(103)	(813)	10,667	10,531
Ending balance	$10,373	$8,665	$1,610	$668	$158	$1,626	$17,061	$40,161

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

The provision recorded in 2025 was driven by a reserve applied to one commercial real estate loan which lost its primary tenant, an increased reserve applied to one commercial business and other loan, coupled with net charge-offs as a result of loan sales, short payoffs and previously reserved loans deemed unrecoverable. The provision recorded in 2024 was primarily driven by increased reserves on several commercial business and real estate multi-family loans. The provision recorded in 2023 was primarily driven by fully reserving for two non-accrual commercial business and increasing reserves for the elevated risk presented by the current rate environment to adjustable-rate loan’s debt coverage ratios. The Company specifies both the reasonable and supportable forecast and reversion periods in three economic conditions (expansion, transition, contraction). The Company uses the straight-line method to revert back to historical losses. During 2025 and 2024, the Company’s reasonable and supportable forecast and reversion period was two quarters and four quarters, respectively.

The following tables summarize the risk category of mortgage and commercial business loans by loan portfolio segments and class of loans by year of origination for the periods indicated:

	December 31, 2025
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2025	2024	2023	2022	2021	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$70,542	$107,310	$226,950	$401,808	$262,801	$1,237,130	$3,489	$—	$2,310,030
Watch	—	924	900	3,727	3,296	36,154	—	—	45,001
Special Mention	—	—	—	—	—	20,752	—	—	20,752
Substandard	—	—	—	810	—	11,557	—	—	12,367
Total Multi-family Residential	$70,542	$108,234	$227,850	$406,345	$266,097	$1,305,593	$3,489	$—	$2,388,150
Gross charge-offs	$—	$—	$—	$1,681	$—	$1,254	$—	$—	$2,935
Commercial Real Estate
Pass	$231,927	$190,608	$187,887	$285,929	$129,592	$858,072	$—	$—	$1,884,015
Watch	—	1,978	3,697	4,211	9,027	61,480	—	—	80,393
Special Mention	8,400	—	—	—	—	—	—	—	8,400
Substandard	—	—	—	—	—	22,344	—	—	22,344
Total Commercial Real Estate	$240,327	$192,586	$191,584	$290,140	$138,619	$941,896	$—	$—	$1,995,152
Gross charge-offs	$—	$—	$—	$—	$—	$1,347	$—	$—	$1,347
1-4 Family Mixed-Use Property
Pass	$16,863	$17,055	$20,271	$42,216	$36,388	$339,151	$—	$—	$471,944
Watch	—	—	—	—	287	5,757	—	—	6,044
Special Mention	—	—	—	—	—	263	—	—	263
Substandard	—	—	—	—	—	559	—	—	559
Total 1-4 Family Mixed-Use Property	$16,863	$17,055	$20,271	$42,216	$36,675	$345,730	$—	$—	$478,810
Gross charge-offs	$—	$—	$—	$—	$—	$55	$—	$—	$55
1-4 Family Residential
Pass	$2,573	$15,545	$102,740	$51,485	$6,573	$120,572	$5,755	$7,531	$312,774
Watch	—	—	855	484	—	2,939	—	1,502	5,780
Special Mention	—	—	—	—	—	450	—	57	507
Substandard	—	—	—	—	—	722	—	502	1,224
Total 1-4 Family Residential	$2,573	$15,545	$103,595	$51,969	$6,573	$124,683	$5,755	$9,592	$320,285
Gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$—	$5
Construction
Pass	$353	$—	$—	$—	$—	$—	$36,145	$—	$36,498
Watch	—	—	—	—	18,250	—	—	—	18,250
Total Construction	$353	$—	$—	$—	$18,250	$—	$36,145	$—	$54,748
Small Business Administration
Pass	$7,811	$1,619	$1,125	$3,134	$875	$2,283	$—	$—	$16,847
Watch	—	—	—	—	—	174	—	—	174
Special Mention	—	—	—	—	—	26	—	—	26
Substandard	—	—	—	—	1	699	—	—	700
Total Small Business Administration	$7,811	$1,619	$1,125	$3,134	$876	$3,182	$—	$—	$17,747
Gross charge-offs	$—	$—	$—	$—	$—	$279	$—	$—	$279
Commercial Business
Pass	$118,366	$61,302	$67,109	$51,852	$19,275	$78,080	$179,583	$—	$575,567
Watch	72	2,939	—	—	2,394	4,335	2,968	—	12,708
Special Mention	—	—	—	—	1,487	2,381	—	—	3,868
Substandard	572	639	267	2,155	—	94	6,227	—	9,954
Total Commercial Business	$119,010	$64,880	$67,376	$54,007	$23,156	$84,890	$188,778	$—	$602,097
Gross charge-offs	$—	$—	$871	$2,621	$—	$3,115	$95	$—	$6,702
Commercial Business - Secured by RE
Pass	$107,989	$67,865	$54,158	$161,875	$105,186	$260,238	$—	$—	$757,311
Watch	—	8,543	—	—	8,405	18,041	—	—	34,989
Substandard	—	—	—	—	—	2,787	—	—	2,787
Total Commercial Business - Secured by RE	$107,989	$76,408	$54,158	$161,875	$113,591	$281,066	$—	$—	$795,087
Other
Pass	$—	$—	$—	$—	$—	$147	$84	$—	$231
Total Other	$—	$—	$—	$—	$—	$147	$84	$—	$231
Gross charge-offs	$—	$—	$—	$—	$—	$80	$—	$—	$80
Total by Loan Type
Total Pass	$556,424	$461,304	$660,240	$998,299	$560,690	$2,895,673	$225,056	$7,531	$6,365,217
Total Watch	72	14,384	5,452	8,422	41,659	128,880	2,968	1,502	203,339
Total Special Mention	8,400	—	—	—	1,487	23,872	—	57	33,816
Total Substandard	572	639	267	2,965	1	38,762	6,227	502	49,935
Total Loans (1)	$565,468	$476,327	$665,959	$1,009,686	$603,837	$3,087,187	$234,251	$9,592	$6,652,307
Total Gross charge-offs	$—	$—	$871	$4,302	$—	$6,135	$95	$—	$11,403

	December 31, 2024
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2024	2023	2022	2021	2020	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$116,814	$248,004	$375,084	$272,747	$195,539	$1,250,368	$5,369	$—	$2,463,925
Watch	—	—	7,587	—	2,724	31,665	—	—	41,976
Special Mention	—	—	10,163	—	—	2,388	—	—	12,551
Substandard	—	—	—	704	2,811	9,646	—	—	13,161
Total Multi-family Residential	$116,814	$248,004	$392,834	$273,451	$201,074	$1,294,067	$5,369	$—	$2,531,613
Commercial Real Estate
Pass	$199,396	$197,228	$310,725	$144,569	$122,576	$924,520	$—	$—	$1,899,014
Watch	—	—	430	4,023	6,660	58,119	—	—	69,232
Substandard	—	—	—	—	—	6,376	—	—	6,376
Total Commercial Real Estate	$199,396	$197,228	$311,155	$148,592	$129,236	$989,015	$—	$—	$1,974,622
Gross charge-offs	$—	$—	$—	$—	$—	$421	$—	$—	$421
1-4 Family Mixed-Use Property
Pass	$17,759	$23,552	$45,487	$40,515	$27,448	$352,004	$—	$—	$506,765
Watch	—	—	—	—	—	5,338	—	—	5,338
Special Mention	—	—	—	—	445	1,273	—	—	1,718
Substandard	—	—	—	—	—	117	—	—	117
Total 1-4 Family Mixed-Use Property	$17,759	$23,552	$45,487	$40,515	$27,893	$358,732	$—	$—	$513,938
1-4 Family Residential
Pass	$2,136	$53,556	$22,382	$7,117	$16,039	$121,653	$6,256	$8,588	$237,727
Watch	—	—	496	254	—	2,769	113	1,265	4,897
Special Mention	—	—	—	—	—	838	—	215	1,053
Substandard	—	—	—	—	—	477	—	439	916
Total 1-4 Family Residential	$2,136	$53,556	$22,878	$7,371	$16,039	$125,737	$6,369	$10,507	$244,593
Gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Construction
Pass	$—	$51	$2	$18,215	$—	$—	$39,230	$—	$57,498
Special Mention	—	2,616	—	—	—	—	—	—	2,616
Total Construction	$—	$2,667	$2	$18,215	$—	$—	$39,230	$—	$60,114
Small Business Administration
Pass	$7,356	$1,906	$3,211	$1,092	$1,672	$1,123	$—	$—	$16,360
Watch	—	—	—	—	—	774	—	—	774
Special Mention	—	—	—	—	—	325	—	—	325
Substandard	—	—	—	1,691	—	1,045	—	—	2,736
Total Small Business Administration	$7,356	$1,906	$3,211	$2,783	$1,672	$3,267	$—	$—	$20,195
Gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial Business
Pass	$109,139	$92,916	$71,479	$29,665	$17,744	$99,620	$208,419	$—	$628,982
Watch	166	4,850	—	1,630	4,310	1,720	1,500	—	14,176
Special Mention	—	—	—	—	—	16	—	—	16
Substandard	716	429	4,891	—	—	3,119	3,856	—	13,011
Doubtful	—	462	—	—	—	—	570	—	1,032
Total Commercial Business	$110,021	$98,657	$76,370	$31,295	$22,054	$104,475	$214,345	$—	$657,217
Gross charge-offs	$—	$—	$—	$4,121	$—	$266	$3,083	$—	$7,470
Commercial Business - Secured by RE
Pass	$68,613	$45,976	$169,904	$125,523	$99,794	$203,839	$673	$—	$714,322
Watch	8,671	—	—	—	3,721	396	—	—	12,788
Special Mention	—	—	—	—	—	14,418	—	—	14,418
Substandard	—	—	—	—	—	3,884	—	—	3,884
Total Commercial Business - Secured by RE	$77,284	$45,976	$169,904	$125,523	$103,515	$222,537	$673	$—	$745,412
Other
Pass	$—	$—	$—	$—	$—	$85	$84	$—	$169
Total Other	$—	$—	$—	$—	$—	$85	$84	$—	$169
Gross charge-offs	$—	$—	$—	$—	$—	$57	$—	$—	$57
Total by Loan Type
Total Pass	$521,213	$663,189	$998,274	$639,443	$480,812	$2,953,212	$260,031	$8,588	$6,524,762
Total Watch	8,837	4,850	8,513	5,907	17,415	100,781	1,613	1,265	149,181
Total Special Mention	—	2,616	10,163	—	445	19,258	—	215	32,697
Total Substandard	716	429	4,891	2,395	2,811	24,664	3,856	439	40,201
Total Doubtful	—	462	—	—	—	—	570	—	1,032
Total Loans (1)	$530,766	$671,546	$1,021,841	$647,745	$501,483	$3,097,915	$266,070	$10,507	$6,747,873
Total Gross charge-offs	$—	$—	$—	$4,121	$—	$765	$3,083	$—	$7,969

(1) The tables above excludes the unallocated portfolio layer basis adjustments totaling $1.6 million, and ($2.0) million related to loans hedged in a closed pool at December 31, 2025, and 2024, respectively. See Note 20 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

Although classified and criticized credits and non-accrual loans increased during the period, this deterioration did not result in a corresponding increase in the allowance for credit losses. The impacted loans are generally well secured with low loan-to-value ratios, and the underlying collateral coverage and expected losses remained low. The credit quality indicators used in our allowance for credit losses methodology are monitored and updated on an ongoing basis to reflect current portfolio performance, borrower-specific information and changes in economic conditions.

Included within net loans as of December 31, 2025 and 2024, was $2.1 million and $2.7 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

The following table presents types of collateral-dependent loans by class of loan which were individually evaluated for impairment:

	Collateral Type
	December 31, 2025		December 31, 2024
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$11,558	$—	$11,707	$—
Commercial real estate	22,344	—	6,376	—
One-to-four family - mixed-use property	237	—	117	—
One-to-four family - residential	1,224	—	812	—
Small Business Administration	—	558	—	2,531
Commercial business and other	2,787	4,834	3,884	8,570
Total	$38,150	$5,392	$22,896	$11,101

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

The following table presents the activity in the allowance for off-balance sheet credit losses:

	For the years ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period	$1,037	1,102	$970
Provision (benefit) (1)	696	(65)	132
Allowance for off-balance sheet - credit losses (2)	$1,733	$1,037	$1,102

(1) Included in “Other operating expenses” on the Consolidated Statements of Operations.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

4. Loans held for sale

At December 31, 2025, the Company did not have loans held for sale. At December 31, 2024, the Company had $70.1 million in performing multi-family loans held for sale. A valuation allowance of $3.8 million was recorded to mark these loans down to the estimated price that could be obtained in a whole loan sale. The valuation allowance was recorded in net gain (loss) on sale of loans in the Consolidated Statements of Operations.

We sold the guarantee portion of SBA loans totaling $8.0 million during 2025. There were no SBA sales in 2024 and 2023.

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

The following tables show loans sold during the period indicated:

	For the year ended December 31, 2025
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (1)

Performing loans
Multi-family residential	12	$33,721	$—	$—
Commercial	1	3,120	—	—
Small Business Administration	8	8,648	—	802
Total	21	$45,489	$—	$802
Delinquent and non-performing loans
Multi-family residential	10	$16,869	$(1,681)	$250
Commercial	1	5,098	—	238
One-to-four family - mixed-use property	6	1,830	(55)	33
Total	17	$23,797	$(1,736)	$521

	For the year ended December 31, 2024
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Multi-family residential	1	$2,446	$—	$—
Commercial	1	5,875	—	—
Total	2	$8,321	$—	$—

Delinquent and non-performing loans
Multi-family residential	5	$2,973	$—	$55
Commercial	3	3,797	—	—
One-to-four family - mixed-use property	6	2,446	—	194
One-to-four family - residential	1	1,223	—	24
Total	15	$10,439	$—	$273

	For the year ended December 31, 2023
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain
Performing loans
Commercial	2	$2,000	$—	$—
Total	2	$2,000	$—	$—

Delinquent and non-performing loans
Multi-family residential	7	$3,622	$—	$69
Commercial	3	1,867	(8)	—
One-to-four family - mixed-use property	3	1,553	—	39
Total	13	$7,042	$(8)	$108
(1)	Does not include $2.6 million net gain on sale recorded from the reversal of a previously recorded valuation allowance upon the transfer of $32.1 million of loans held for sale to loans held for investment and $0.2 million net loss on sale recorded to write-down performing mortgage loans to their anticipated sales price.

5. Other Real Estate Owned

During the years ended December 31, 2025 and 2023, the Company did not have any OREO. During the year ended December 31, 2024, the Company acquired and then subsequently sold one OREO for $0.8 million, resulting in a gain on sale of $0.2 million.

6. Securities

The following table summarizes the Company’s portfolio of securities held-to-maturity at:

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2025	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$42,711	$(348)	$42,363	$—	$(3,342)	$39,021

FNMA	7,817	—	7,817	—	(606)	7,211

Total	$50,528	$(348)	$50,180	$—	$(3,948)	$46,232

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2024	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$44,002	$(353)	$43,649	$—	$(5,834)	$37,815

FNMA	7,836	—	7,836	—	(933)	6,903

Total	$51,838	$(353)	$51,485	$—	$(6,767)	$44,718

The following table summarizes the Company’s portfolio of securities available for sale at:

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
December 31, 2025	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$6,262	$—	$31	$(29)	$6,264
Municipals	20,627	(2,921)	—	(445)	17,261
Corporate	241,091	—	2,674	(2,734)	241,031
Mutual funds	12,650	—	—	—	12,650
Collateralized loan obligations	289,349	—	168	(288)	289,229
Other	1,551	—	—	—	1,551
Total other securities	571,530	(2,921)	2,873	(3,496)	567,986
REMIC and CMO	611,292	—	3,830	(217)	614,905
GNMA	60,116	—	247	—	60,363
FNMA	65,446	—	669	—	66,115
FHLMC	79,235	—	1,320	—	80,555
Total mortgage-backed securities	816,089	—	6,066	(217)	821,938

Total Securities available for sale	$1,387,619	$(2,921)	$8,939	$(3,713)	$1,389,924

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
December 31, 2024	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$8,804	$—	$77	$(33)	$8,848
Municipals	20,627	(2,627)	—	—	18,000
Corporate	130,882	—	735	(6,368)	125,249
Mutual funds	11,890	—	—	—	11,890
Collateralized loan obligations	420,260	—	1,126	(569)	420,817
Other	1,465	—	—	—	1,465
Total other securities	593,928	(2,627)	1,938	(6,970)	586,269
REMIC and CMO	707,540	—	1,107	(1,067)	707,580
GNMA	30,099	—	—	(154)	29,945
FNMA	99,183	—	11	(1,048)	98,146
FHLMC	76,048	—	13	(96)	75,965
Total mortgage-backed securities	912,870	—	1,131	(2,365)	911,636

Total securities available for sale	$1,506,798	$(2,627)	$3,069	$(9,335)	$1,497,905

The corporate securities held by the Company at December 31, 2025 and 2024 are issued by U.S. banking institutions. The CMOs held by the Company at December 31, 2025 and 2024 are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at December 31, 2025, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$42,711	$39,021
Total other securities	42,711	39,021
Mortgage-backed securities	7,817	7,211
Total securities held-to-maturity	$50,528	$46,232

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due after one year through five years	$64,081	$63,263
Due after five years through ten years	241,897	242,680
Due after ten years	252,902	249,393
Total other securities	558,880	555,336
Mutual funds	12,650	12,650
Mortgage-backed securities	816,089	821,938
Total securities available for sale	$1,387,619	$1,389,924

The following tables show the Company’s securities without an allowance for credit losses with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position:

	At December 31, 2025
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	7,211	(606)	—	—	7,211	(606)
Total mortgage-backed securities	1	7,211	(606)	—	—	7,211	(606)

Total	1	$7,211	$(606)	$—	$—	$7,211	$(606)

Available for sale securities
U.S. government agencies	3	$3,819	$(29)	$1,159	$(7)	$2,660	$(22)
Corporate	17	118,976	(2,734)	27,310	(190)	91,666	(2,544)
Collateralized loan obligations	13	164,174	(288)	144,154	(281)	20,020	(7)
Total other securities	33	286,969	(3,051)	172,623	(478)	114,346	(2,573)

REMIC and CMO	7	43,674	(217)	28,296	(105)	15,378	(112)
Total mortgage-backed securities	7	43,674	(217)	28,296	(105)	15,378	(112)

Total	40	$330,643	$(3,268)	$200,919	$(583)	$129,724	$(2,685)

	At December 31, 2024
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	6,903	(933)	—	—	6,903	(933)
Total mortgage-backed securities	1	6,903	(933)	—	—	6,903	(933)

Total	1	$6,903	$(933)	$—	$—	$6,903	$(933)

Available for sale securities
U.S. government agencies	2	$3,339	$(33)	$—	$—	$3,339	$(33)
Corporate	13	95,758	(6,368)	—	—	95,758	(6,368)
Collateralized loan obligations	18	201,470	(569)	201,470	(569)	—	—
Total other securities	33	300,567	(6,970)	201,470	(569)	99,097	(6,401)

REMIC and CMO	19	287,948	(1,067)	281,570	(936)	6,378	(131)
GNMA	4	29,945	(154)	28,443	(134)	1,502	(20)
FNMA	6	97,417	(1,048)	97,417	(1,048)	—	—
FHLMC	3	56,540	(96)	56,540	(96)	—	—
Total mortgage-backed securities	32	471,850	(2,365)	463,970	(2,214)	7,880	(151)
Total	65	$772,417	$(9,335)	$665,440	$(2,783)	$106,977	$(6,552)

During the years ended December 31, 2025 and 2023, the Company did not transfer any securities between classification categories. During the year ended December 31, 2024, one held-to-maturity municipal security with an amortized cost of $20.6 million and a net carrying value of $19.9 million was transferred to available for sale. Management determined it was appropriate to transfer the security to available for sale due to a prolonged deterioration in creditworthiness and at the time of transfer was non-accrual. The transfer did not taint the remaining held-to-maturity portfolio. The fair value of the security at December 31, 2025 and 2024 was $17.3 million, and $18.0 million, respectively. It was determined after review that the decline in fair value was credit-related and as such was recorded as a provision to the allowance for credit losses totaling $2.9 million and $2.6 million, at December 31, 2025 and 2024, respectively.

Except for the security discussed above, the Company reviewed each available for sale debt security that had an unrealized loss at December 31, 2025 and December 31, 2024. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. All but one of these securities are rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10.0 million of corporate debt from a New York based bank holding company that on February 6, 2024 was downgraded two levels to Ba2 (Moody’s non-investment grade). On March 1, 2024, the bond was downgraded four levels to B3 and then on March 15, 2024, the bond was upgraded one level to B2. On March 12, 2025, the bond rating was upgraded from B2 to a B1 rating. At this time, we do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Company has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at December 31, 2025, would be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company reviewed each held-to-maturity security at December 31, 2025 and 2024, as part of its quarterly ACL process, resulting in an allowance for credit losses of $0.3 million and $0.4 million at December 31, 2025 and 2024, respectively.

Accrued interest receivable on held-to-maturity debt securities totaled $0.1 million at both December 31, 2025 and 2024, and is excluded from the estimate of credit losses. Accrued interest receivable on available for sale debt securities totaled $8.3 million and $8.8 million at December 31, 2025 and 2024, respectively.

The following table presents the activity in the allowance for credit losses for debt securities available for sale:

	For the years ended December 31,
	2025	2024	2023

	(In thousands)
Beginning balance	$2,627	$—	$—
Provision (benefit)	294	2,627	—
Allowance for credit losses	$2,921	$2,627	$—

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

	For the years ended December 31,
	2025	2024	2023

	(In thousands)
Beginning balance	$353	$1,087	$1,100
Reversal of allowance upon transfer to AFS	—	(750)	—
Provision (benefit)	(5)	16	(13)
Allowance for credit losses	$348	$353	$1,087

During 2025, the Company sold available for sale securities with carrying values at the time of sale totaling $175.4 million at an average yield of 5.57% and purchased $496.6 million of securities at an average yield of 5.69%.  During 2024, the Company sold available for sale securities with carrying values at the time of sale totaling $489.2 million at an average yield of 2.32% and purchased $1,327.3 million of securities at an average yield of 6.40%. During 2023, the Company did not sell any available for sale securities but purchased $187.2 million at an average yield of 6.56%.

The following table represents the gross gains and gross losses realized from the sale of securities available for sale for the periods indicated:

	For the years ended December 31,
	2025	2024	2023

	(In thousands)
Gross gains from the sale of securities	$1,331	$276	$—
Gross losses from the sale of securities	(623)	(72,591)	—
Net gain (loss) from the sale of securities	$708	$(72,315)	$—

Included in “Other assets” within our Consolidated Statements of Financial Condition are amounts held in a rabbi trust for certain non-qualified deferred compensation plans totaling $28.6 million and $27.2 million at December 31, 2025 and 2024, respectively.

7. Bank Premises and Equipment, net

Bank premises and equipment are as follows at December 31:

	2025	2024

	(In thousands)
Leasehold improvements	$55,599	$51,979
Equipment and furniture	37,007	35,405
Total	92,606	87,384
Accumulated depreciation and amortization	(74,872)	(69,532)
Bank premises and equipment, net	$17,734	$17,852

8. Deposits

Total deposits at the periods shown and the weighted average rate on deposits at December 31, 2025, are as follows:

			Weighted Average
	December 31,		Nominal Rate
	2025	2024	2025 (1)

	(In thousands)
Interest-bearing deposits:
Certificates of deposit accounts	$2,288,844	$2,650,164	3.79%
Savings accounts	93,752	98,964	0.39
Money market accounts	1,791,616	1,686,109	3.39
NOW accounts	2,108,653	1,854,069	3.14
Total interest-bearing deposits	6,282,865	6,289,306
Non-interest bearing demand deposits	969,287	836,545
Total due to depositors	7,252,152	7,125,851
Mortgagors' escrow deposits	59,590	53,082	0.30
Total deposits	$7,311,742	$7,178,933

(1) The weighted average rate does not reflect the benefit of interest rate swaps.

The aggregate amount of time deposits with denominations of $250,000 or more (excluding brokered deposits issued in $1,000 amounts under a master certificates of deposit) was $510.7 million and $514.4 million at December 31, 2025 and 2024, respectively. The aggregate amount of brokered deposits was $1,131.1 million and $1,319.0 million at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, reciprocal deposits totaled $724.4 million and $753.2 million, respectively.

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

At December 31, 2025, government deposits totaled $1,908.8 million, of which $582.6 million were IntraFi Network deposits and $1,326.2 million were collateralized by $69.4 million in securities and $1,543.4 million of letters of credit. At December 31, 2024, government deposits totaled $1,775.5 million, of which $599.1 million were IntraFi Network deposits and $1,176.4 million were collateralized by $41.9 million in securities and $1,405.7 million of letters of credit.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2025	2024	2023

	(In thousands)
Certificates of deposit accounts	$88,823	$100,235	$64,844
Savings accounts	395	472	520
Money market accounts	61,804	67,992	58,898
NOW accounts	77,235	75,683	64,191
Total due to depositors	228,257	244,382	188,453
Mortgagors' escrow deposits	270	254	202
Total interest expense on deposits	$228,527	$244,636	$188,655

Scheduled remaining maturities of certificates of deposit accounts are summarized as follows for the years ended December 31:

	2025	2024

	(In thousands)
Within 12 months	$2,176,340	$2,522,666
More than 12 months to 24 months	16,087	114,053
More than 24 months to 36 months	93,795	8,192
More than 36 months to 48 months	1,715	3,799
More than 48 months to 60 months	773	1,185
More than 60 months	134	269
Total certificates of deposit accounts	$2,288,844	$2,650,164

9. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2025		2024
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
FHLB-NY advances - fixed rate:
Due in 2025	$—	—%	$445,000	4.54%
Due in 2026	20,162	4.16	20,162	4.16
Due in 2027	136,656	3.97	136,656	3.97
Due in 2028	27,115	3.83	27,115	3.83
Total FHLB-NY advances	183,933	3.97	628,933	4.37

Other Borrowings:
Due in 2025	—	—	50,000	4.39
Due in 2026	60,000	3.69	—	—
Total Other Borrowings	60,000	3.69	50,000	4.39

Subordinated debentures
Due in 2031	124,575	3.48	124,131	3.50
Due in 2032	64,479	6.45	64,195	6.49
Total Subordinated debentures	189,054	4.49	188,326	4.52

Junior subordinated debentures at fair value - adjustable rate due in 2037	51,666	6.55	48,795	7.82

Total borrowings	$484,653	4.41%	$916,054	4.59%

FHLB-NY Advances

The FHLB-NY advances are fixed rate borrowings with no call provisions. The borrowings original terms range from one week to five years.

At December 31, 2025, the Company has borrowing availability totaling $2,661.6 million from the FHLB-NY in Federal Home Loan Bank advances and letters of credit secured with pledged real estate loans totaling $4.0 billion. As of December 31, 2025, the Company had $1,727.3 million outstanding in combined balances of FHLB-NY advances and letters of credit.

Other Borrowings

At December 31, 2025, the Company’s available borrowing capacity through the Federal Reserve Bank Discount Window totaled $1,383.6 million, with no borrowings outstanding, secured by pledged loans and securities totaling $1.9 billion. The Company also has unsecured lines of credit with other commercial banks totaling $567.0 million, with $60.0 million outstanding.

Subordinated Debentures

Subordinated debt totaled $189.1 million at December 31, 2025, which included $0.9 million of unamortized debt issuance costs. These costs are being amortized to interest expense using the level yield method through the first call date of the subordinated debt.

The following table shows the terms of the subordinated debt issued by the Holding Company which is outstanding at December 31, 2025:

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

The table below shows the terms of the securities issued by the trusts which are outstanding at December 31, 2025.

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

10. Income Taxes

The Company and its subsidiaries are subject to income tax within U.S. federal, New York, New York City, and various other state and local jurisdictions. The New York City examination of tax years 2015 through 2017 was closed in May 2025 with adjustments that are not material to the financial statements. The New York examination of tax years 2017 through 2019 was closed in September 2024 with no changes. The Company remains subject to examination for its federal and various other states income tax returns for the years ending on or after December 31, 2022.

As of December 31, 2025, the Company had net operating loss carry-forwards for federal, New York, and New York City. The gross federal net operating loss carry-forward is $4.2 million and has no expiration. The post-apportioned gross New York net operating loss carry-forward is $6.9 million and will expire in 2044. The post-apportioned gross New York City net operating loss carry-forward is $54.4 million and will begin to expire in 2037.

Income tax expense (benefit) from continuing operations is summarized as follows for the years ended December 31:

	2025	2024	2023

	(In thousands)
Federal:
Current	$2,387	$(2,092)	$4,904
Deferred	7,696	(8,387)	2,681
Total federal income tax expense (benefit)	10,083	(10,479)	7,585
State and Local:
Current	2,153	1,020	2,544
Deferred	3,403	(7,475)	1,040
Total state and local tax expense (benefit)	5,556	(6,455)	3,584
Total income tax expense (benefit)(1)	$15,639	$(16,934)	$11,169

(1) We do not have pretax income from continuing foreign operations or foreign tax expense.

During 2025, the Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a Prospective Basis”. The effective tax rates differs from the statutory federal income tax rate as follows for the years ended December 31, in accordance with ASU 2023-09:

	2025

	(Dollars in thousands)
U.S. federal statutory tax rate	$7,249	21.0%
State and local income tax, net of federal income tax benefit(1)	4,389	12.7
Nontaxable or non-deductible items
Goodwill impairment	3,704	10.7
Tax-exempt income, net (2)	(1,662)	(4.8)
Non-deductible acquisition expenses	1,016	2.9
Non-deductible compensation	563	1.6
Other	74	0.2
Other adjustments	306	1.0
Effective tax rate	$15,639	45.3%

(1) New York and New York City made up the majority (greater than 50%) of the state tax effect in this category.

(2) Includes income from tax-exempt securities, net of disallowed interest expense, and income from bank-owned life insurance.

The effective tax rates differ the statutory federal income tax rate as follows for the years ended December 31, prior to adoption of ASU 2023-09:

	2024		2023

	(Dollars in thousands)
Taxes at federal statutory rate	$(10,136)	21.0%	$8,365	21.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of federal income tax benefit	(5,099)	10.6	2,831	7.1
Tax exempt income, net	(1,258)	2.6	(1,079)	(2.7)
Other	(441)	0.9	1,052	2.6
Taxes at effective rate	$(16,934)	35.1%	$11,169	28.0%

The components of the net deferred tax assets are as follows at December 31:

	2025	2024

	(In thousands)
Deferred tax assets:
Allowance for credit losses on loans	$12,991	$12,400
Net unrealized losses on securities available for sale(1)	—	1,935
Operating lease liabilities	16,341	14,343
Accrued compensation	10,193	10,599
Stock based compensation	2,117	2,181
Depreciation	3,627	3,553
Derivative adjustments	177	426
Pension and post-retirement benefits	1,379	1,941
Other allowances	1,797	2,619
Acquisition fair value marks	366	535
Net operating losses	4,898	15,218
Net unrealized gains on cash flow hedges(1)	1,348	—
Net unrealized losses on pension and post-retirement benefits(1)	1,154	379
Other	903	1,000
Deferred tax assets	57,291	67,129

Deferred tax liabilities:
Right of use assets	16,122	14,144
Net unrealized losses on securities available for sale(1)	1,586	—
Net unrealized gains on cash flow hedges(1)	—	4,793
Deferred loan fees, net	4,055	3,933
Fair value adjustments	1,948	2,748
Net unrealized gains on entity specific fair value(1)	709	698
Other	181	408
Deferred tax liabilities	24,601	26,724

Net deferred tax asset included in other assets	$32,690	$40,405

(1) Represents the amount of deferred taxes recorded in accumulated other comprehensive income.

At December 31, 2025, after considering all available positive and negative evidence, management concluded that a valuation allowance against deferred tax assets was not necessary because it is more likely than not that these tax benefits will be fully realized in future periods. While management continues to evaluate the need for a valuation allowance prospectively, it is not expected that a valuation allowance will be required based upon projected profitability.

Income taxes paid (net of refunds received):

For the year ended December 31,
2025
(In thousands)
Federal	$—
State and local:
New York City (exceeded 5% of total income taxes paid)	1,292
Other	34
Total taxes paid	$1,326

At December 31, 2025 and 2024, the Company had no material unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company's policy is to recognize interest and penalties on income taxes in income tax expense.

11. Stock-Based Compensation

For the years ended December 31, 2025, 2024, and 2023, the Company’s net income (loss), as reported, includes $3.5 million, $2.2 million, and $5.3 million, respectively, of stock-based compensation costs as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $1.6 million, $0.8 million, and $1.5 million, respectively, of income tax benefits related to the stock-based compensation plans.

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

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of PRSUs in addition to time-based RSU’s. Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned for maximum-level performance. As of December 31, 2025, PRSU’s granted in 2025 and 2024 are being accrued at target with no accrual for the 2023 PRSU’s. The different levels of accrual are commensurate with the projected Company’s performance for the respective grant.

The following table summarizes the Company’s RSU and PRSU awards under the 2024 Omnibus Plan for the year ended December 31, 2025:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2024	322,796	$18.91	83,160	$17.42
Granted	228,501	14.44	71,700	14.56
Reduced shares due to performance factor	—	—	(15,810)	19.99
Vested	(126,160)	18.36	—	—
Forfeitures	(23,602)	16.58	—	—
Non-vested awards at December 31, 2025	401,535	$16.68	139,050	$15.65
Vested but unissued at December 31, 2025	167,831	$19.29	—	$—

As of December 31, 2025, there was $4.6 million of total unrecognized compensation cost related to RSU and PRSU awards granted under the 2024 and 2014 Omnibus Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of awards vested for the years ended December 31, 2025, 2024, and 2023 were $1.5 million, $2.9 million, and $5.8 million, respectively. The vested but unissued RSU awards consist of awards made to employees and directors who are eligible for retirement. The vested but unissued PRSU awards consist of awards made to employees who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2025:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2024	195,871	$14.28
Granted	20,845		$13.86
Distributions	(1,460)		$13.47
Outstanding and vested at December 31, 2025	215,256	$15.17

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of $0.4 million, ($0.2) million, and ($0.3) million for the years ended December 31, 2025, 2024, and 2023, respectively. The total fair value of distributions from the phantom stock plan were $20,000, $26,000, and $21,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

12. Pension and Other Postretirement Benefit Plans

The amounts recognized in accumulated other comprehensive loss, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial
	Loss (Gain)
	2025	2024	2023

	(In thousands)
Employee Retirement Plan	$4,777	$4,380	$3,978
Other Postretirement Benefit Plans	—	(2,074)	(2,268)
Outside Directors Plan	(974)	(1,079)	(1,158)
Total	$3,803	$1,227	$552

Employee Retirement Plan:

The Company has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. At December 31, 2025 and 2024, the Bank's Retirement Plan is invested 100% in fixed income funds. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2025, 2024, and 2023. Net pension (benefit) expense is recorded in salaries and employee benefits on the Consolidated Statements of Operations. The Company uses a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2025	2024

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,808	$17,032
Interest cost	820	774
Actuarial (gain) loss	473	(789)
Benefits paid	(1,091)	(1,209)
Projected benefit obligation at end of year	16,010	15,808

Change in plan assets:
Market value of assets at beginning of year	17,922	19,220
Actual return on plan assets	1,139	(89)
Benefits paid	(1,091)	(1,209)
Market value of plan assets at end of year	17,970	17,922

Accrued pension asset included in other assets	$1,960	$2,114

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2025	2024
Weighted average discount rate	5.18%	5.39%
Rate of increase in future compensation levels	n/a	n/a

The mortality assumptions for 2025 and 2024 were based on the Pri-2012 Total Dataset with Scale MP-2021.

The components of the net pension (benefit) expense for the Retirement Plan are as follows for the years ended December 31:

	2025	2024	2023

	(In thousands)
Interest cost	$820	$774	$812
Amortization of unrecognized (gain) loss	—	—	—
Expected return on plan assets	(1,062)	(1,135)	(1,109)
Net pension (benefit) expense	(242)	(361)	(297)

Current year actuarial (gain) loss	397	402	34
Amortization of actuarial (gains) losses	—	—	—
Total recognized in other comprehensive (income) loss	397	402	34
Total recognized in net pension (benefit) expense and other comprehensive (income) loss	$155	$41	$(263)

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31:

	2025	2024	2023
Weighted average discount rate	5.39%	4.73%	4.93%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	5.00%	5.00%	4.75%

The following benefit payments are expected to be paid by the Retirement Plan for the years ending December 31:

Future Benefit
Payments
(In thousands)
2026	$1,305
2027	1,310
2028	1,304
2029	1,302
2030	1,333
2031-2035	6,060

The long-term rate of return on assets assumption was set based on historical returns earned by fixed income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Fixed income securities were assumed to earn real rates of return in the ranges of 3-5%. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 5.00% for 2025.

The Retirement Plan’s weighted average asset allocations by asset category at December 31:

	2025	2024
Debt securities	100%	100%

At December 31, 2025, Plan assets are invested in a diversified mix of fixed income funds.

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

The Company does not expect to make a contribution to the Retirement Plan in 2026.

The following table sets forth the Retirement Plan’s assets at the periods indicated:

	At December 31,
	2025	2024

	(In thousands)
Pooled Separate Accounts
Long duration bond fund (a)	$4,351	$4,349
Long corporate bond fund (b)	3,488	3,496
Prudential short term (c)	328	271
Mutual Fund
Investment grade bond fund (d)	9,803	9,806

Total	$17,970	$17,922
a.	Comprised of fixed income securities with durations of longer than six years that seek to maximize total return consistent with the preservation of capital and prudent investment management.
b.	Comprised of corporate bonds with an average duration within 0.25 years of the benchmark and its average credit quality is no lower than BBB. The fund seeks to outperform the Bloomberg Barclays Long Corporate Bond Index.
c.	Comprised of money market instruments with an emphasis on safety and liquidity.
d.	Comprised of high quality corporate bonds diversified broadly across industries, issuers and regions. The funds primary benchmark is the Bloomberg Barclays U.S. Credit Index.

The fair value of the mutual fund is determined daily using quoted market prices in an open market (level 1). The fair value of the pooled separate accounts is determined by the investment manager and is based on the value of the underlying assets held at December 31, 2025 and 2024. These are measured at net asset value under the practical expedient with future redemption dates.

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

Other Postretirement Benefit Plans:

The Company sponsored two unfunded postretirement benefit plans (the “Postretirement Plans”) that covered all retirees hired prior to January 1, 2011, who were full-time permanent employees with at least five years of service, and their spouses. Effective January 1, 2011, the Postretirement Plans were no longer available for new hires. One plan provided medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees were required to pay 100% of the premiums for their coverage. The other plan provided life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits were not available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. Net postretirement (benefit) expense is recorded in salaries and employee benefits on the Consolidated Statements of Operations.

During December 2025, the Company modified its Postretirement Plans through the following actions:

Curtailment

The Company approved a restructuring program that resulted in the elimination of future service benefits for all active employees and current retirees. As a result, the Company recognized a curtailment gain of $4.9 million, reflecting the reduction in future benefits.

Special Termination Benefits

The Company approved a restructuring program that provided benefits to certain senior executives in excess of what the plan already provided totaling $4.4 million. These amounts paid to senior executives were contractual obligations. As a result, the Company recognized special termination benefit expense of $6.7 million, reflecting the additional benefits.

Settlement

As part of the restructuring program, the Company adopted the resolution to terminate the Postretirement Plans effective December 29, 2025 recognizing a settlement gain of $2.3 million. Final distribution totaling $6.1 million is expected to be made in the first quarter of 2026.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2025	2024

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,655	$8,272
Service cost	152	164
Interest cost	458	385
Actuarial (gain) loss	(374)	(20)
Benefits paid	(161)	(146)
Settlements	(10,523)	—
Curtailment	(4,911)	—
Termination Benefits	6,704	—
Projected benefit obligation at end of year	—	8,655

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	10,684	146
Benefits paid	(10,684)	(146)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$—	$8,655

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2025	2024
Discount rate	5.36%	5.39%
Rate of increase in health care costs
Initial	18.00%	8.00%
Ultimate (years 2091 and 2090)	4.54%	4.54%
Annual rate of salary increase for life insurance	n/a	n/a

The mortality assumptions for 2025 and 2024 were based on the Pri-2012 with Scale MP-2021.

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2025	2024	2023

	(In thousands)
Service cost	$152	$164	$158
Interest cost	458	385	381
Amortization of unrecognized (gain) loss	(190)	(214)	(238)
Amortization of past service credit	—	—	—
Net postretirement benefit expense	420	335	301
Curtailment income	(4,911)	—	—
Settlement income	(2,257)	—	—
Special termination benefits charge	6,704	—	—
Total net periodic benefit (income) cost	(44)	335	301

Current year actuarial gain (loss)	(374)	(20)	6
Amortization of actuarial (gain) loss	2,447	214	238
Amortization of prior service credit	—	—	—
Total recognized in other comprehensive income (loss)	2,073	194	244
Total recognized in net postretirement (benefit) expense and other comprehensive income (loss)	$2,029	$529	$545

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31:

	2025	2024	2023
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	5.36%	4.73%	4.93%
Rate of increase in health care costs
Initial	18.00%	7.50%	7.50%
Ultimate (years 2091, 2090 and 2090)	4.54%	4.54%	4.44%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

There are no expected future benefit payments under the Postretirement Plan, as the Company adopted a resolution to terminate effective December 29, 2025.

Defined Contribution Plans:

The Bank maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s base salary. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”) under, which at the discretion of the Company’s Board of Directors, a contribution is made. Employees hired after December 31, 2019 are not eligible to receive DCRP and PSP contributions. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee’s first five years of service. Contributions to these plans are 100% vested upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $2.8 million, $4.6 million, and $3.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the designated level and completed one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ base salary. Matching contributions under this plan vest 20% per year for five years. The non-qualified deferred compensation plan assets are held in a rabbi trust totaling $23.6 million and $21.1 million at December 31, 2025 and 2024, respectively. Contributions become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.5 million for each of the years 2025, 2024, and 2023.

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004. Upon termination an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months. In the event of a termination of Board service due to a change of control, an eligible non-employee director will receive a cash lump sum payment equal to 120 months of benefit. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan, for this reason the Bank has assets held in a rabbi trust totaling $2.2 million and $2.1 million at December 31, 2025 and 2024, respectively. Net pension (benefit) expense is recorded in other operating expense on the Consolidated Statements of Operations. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2025	2024

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$971	$1,016
Service cost	9	9
Interest cost	50	45
Actuarial (gain) loss	7	(75)
Benefits paid	—	(24)
Projected benefit obligation at end of year	1,037	971

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	—	24
Benefits paid	—	(24)
Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$1,037	$971

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2025	2024	2023

	(In thousands)
Service cost	$9	$9	$8
Interest cost	50	45	59
Amortization of unrecognized (gain) loss	(98)	(154)	(161)
Net pension expense (income)	(39)	(100)	(94)

Current actuarial (gain) loss	7	(75)	(285)
Amortization of actuarial gain (loss)	98	154	161
Total recognized in other comprehensive income (loss)	105	79	(124)
Total recognized in net pension expense and other comprehensive income (loss)	$66	$(21)	$(218)

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31:

	2025	2024	2023
Weighted average discount rate for the benefit obligation	5.18%	5.39%	4.73%
Weighted average discount rate for periodic pension benefit expense	5.39%	4.73%	4.93%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid for the years ending December 31:

Future Benefit
Payments
(In thousands)
2026	$96
2027	96
2028	96
2029	96
2030	108
2031 - 2035	720

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2025 and 2024, the Bank’s liquidation account was $0.2 million and $0.3 million, respectively, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2025, the Bank did not have retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company did not repurchase any of its common stock during the year ended December 31, 2025 and 2024. At December 31, 2025, 807,964 shares remained subject to repurchase under the authorized stock repurchase program. Stock will be purchased under the authorized stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Income (Loss):

The following are changes in accumulated other comprehensive loss by component, net of tax, for the years ended:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2025	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(4,331)	$10,728	$(848)	$1,584	$7,133

Other comprehensive income (loss) before reclassifications, net of tax	8,464	(5,759)	(1,773)	64	996
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(493)	(8,062)	(27)	—	(8,582)
Net current period other comprehensive income (loss), net of tax	7,971	(13,821)	(1,800)	64	(7,586)
Ending balance, net of tax	$3,640	$(3,093)	$(2,648)	$1,648	$(453)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2024	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

Other comprehensive income (loss) before reclassifications, net of tax	429	13,449	(213)	(94)	13,571
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	49,984	(17,517)	(254)	—	32,213
Net current period other comprehensive income (loss), net of tax	50,413	(4,068)	(467)	(94)	45,784
Ending balance, net of tax	$(4,331)	$10,728	$(848)	$1,584	$7,133

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
December 31, 2023	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(63,106)	$25,380	$(275)	$1,513	$(36,488)

Other comprehensive income (loss) before reclassifications, net of tax	8,362	6,943	170	165	15,640
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(17,527)	(276)	—	(17,803)
Net current period other comprehensive income (loss), net of tax	8,362	(10,584)	(106)	165	(2,163)
Ending balance, net of tax	$(54,744)	$14,796	$(381)	$1,678	$(38,651)

The following tables set forth significant amounts reclassified out of accumulated other comprehensive loss by component for the periods indicated:

For the year ended December 31, 2025
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities	$708		Net gain (loss) on sale of securities
	(215)		Provision (benefit) for income taxes
	$493		Net of tax
Cash flow hedges:
Interest rate swaps benefit (expense)	$11,897		Interest expense
Interest rate floors options benefit (expense)	(322)		Interest and fees on loans
	11,575		Total before tax
	(3,513)		Provision (benefit) for income taxes
	$8,062		Net of tax

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$29	(1)	Other operating expense
	(2)		Provision (benefit) for income taxes
	$27		Net of tax

For the year ended December 31, 2024
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Unrealized gains (losses) on available for sale securities:
	$(72,315)		Net gain (loss) on sale of securities
	22,331		Provision for income taxes
	$(49,984)		Net of tax
Cash flow hedges:
Interest rate swaps benefit (expense)	$25,344		Interest expense
	(7,827)		Provision for income taxes
	$17,517		Net of tax

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$367	(1)	Other operating expense
	(113)		Provision for income taxes
	$254		Net of tax

For the year ended December 31, 2023
	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income is Presented
	(In thousands)

Cash flow hedges:
Interest rate swaps benefit (expense)	$25,424		Interest expense
	(7,897)		Provision (benefit) for income taxes
	$17,527		Net of tax

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$399	(1)	Other operating expenses
	(123)	(1)	Provision (benefit) for income taxes
	276		Net of tax

(1) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 12 (“Pension and Other Postretirement Benefit Plans”) for additional information.

14. Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards. These capital adequacy standards require maintaining minimum ratios of tier 1 capital (4.0%), common equity tier 1 capital (“CET1”) (4.5%), tier 1 risk-based capital (6.0%) and total risk-based capital (8.0%). As of December 31, 2025 and 2024, the Bank continued to exceed all capital adequacy levels and was categorized as “well-capitalized” under these regulations. Additionally, the Bank is also required to comply with a capital conservation buffer (“CCB”). The CCB is designed to establish a capital range above minimum capital requirements and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB is 2.5%. The CCB for the Bank at December 31, 2025 and 2024 was 6.40% and 5.11%, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$909,636	10.29%	$847,588	9.31%
Requirement to be well-capitalized	441,813	5.00	455,335	5.00
Excess	467,823	5.29	392,253	4.31

Common Equity Tier I risk-based capital:
Capital level	$909,636	13.73%	$847,588	12.51%
Requirement to be well-capitalized	430,567	6.50	440,259	6.50
Excess	479,069	7.23	407,329	6.01

Tier I risk-based capital:
Capital level	$909,636	13.73%	$847,588	12.51%
Requirement to be well-capitalized	529,929	8.00	541,857	8.00
Excess	379,707	5.73	305,731	4.51

Total risk-based capital:
Capital level	$954,061	14.40%	$887,902	13.11%
Requirement to be well-capitalized	662,411	10.00	677,321	10.00
Excess	291,650	4.40	210,581	3.11

The Holding Company is subject to the same regulatory capital requirements as the Bank. As of December 31, 2025, the Holding Company continues to exceed all capital adequacy levels and was categorized as “well-capitalized” under these regulations. The CCB for the Holding Company at December 31, 2025 and 2024 was 5.36% and 4.82%, respectively.

Set forth below is a summary of the Holding Company’s compliance with banking regulatory capital standards.

	December 31, 2025		December 31, 2024
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$752,523	8.52%	$731,958	8.04%
Requirement to be well-capitalized	441,788	5.00	455,297	5.00
Excess	310,735	3.52	276,661	3.04

Common Equity Tier I risk-based capital:
Capital level	$702,747	10.61%	$685,004	10.13%
Requirement to be well-capitalized	430,555	6.50	439,533	6.50
Excess	272,192	4.11	245,471	3.63

Tier I risk-based capital:
Capital level	$752,523	11.36%	$731,958	10.82%
Requirement to be well-capitalized	529,914	8.00	540,964	8.00
Excess	222,609	3.36	190,994	2.82

Total risk-based capital:
Capital level	$986,948	14.90%	$962,272	14.23%
Requirement to be well-capitalized	662,392	10.00	676,205	10.00
Excess	324,556	4.90	286,067	4.23

15. Leases

The Company has 33 operating leases for branches (including headquarters) and office spaces, and one operating lease for equipment. Our leases have remaining lease terms ranging from ten months to approximately 11 years, none of which has a renewal option reasonably certain of exercise, which has been reflected in the Company’s calculation of lease term.

The Company has elected the short-term lease recognition exemption such that the Company will not recognize ROU assets or lease liabilities for leases with a term of less than 12 months from the commencement date.  The Company has one agreement in 2025 and two agreements in 2024 that qualified as short-term leases.

Certain leases have escalation clauses for operating expenses and real estate taxes. The Company’s non-cancelable Operating lease agreements expire through 2036.

Supplemental information related to leases was as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024

Operating lease ROU assets	$53,118	$45,800

Operating lease liabilities	$53,842	$46,443

Weighted-average remaining lease term-operating leases	7.2 years	7.3 years
Weighted average discount rate-operating leases	4.4%	4.0%

The components of lease expense and cash flow information related to leases were as follows:

		For the years ended December 31,
(In thousands)	Line Item Presented	2025	2024	2023
Lease Cost
Operating lease cost	Occupancy and equipment	$9,723	$9,100	$8,737
Operating lease cost	Other operating expenses	16	65	89
Short-term lease cost	Professional services and other operating expenses	193	137	212
Variable lease cost	Occupancy and equipment	1,287	1,247	1,128
Total lease cost		$11,219	$10,549	$10,166

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$9,745	$9,835	$10,429
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities		$15,400	$13,806	$3,866

The Company’s minimum annual rental payments at December 31, 2025 for Bank facilities due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2026	$9,227
2027	10,023
2028	9,895
2029	8,699
2030	5,327
Thereafter	20,538
Total minimum payments required	63,709
Less: implied interest	(9,867)
Total lease obligations	$53,842

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

Commitments to extend credit amounted to $435.2 million at a weighted average rate of 7.07% at December 31, 2025. Included in these commitments were $136.4 million of fixed-rate commitments at a weighted average rate of 7.07% and $298.8 million of adjustable-rate commitments with a weighted average rate of 7.07%, as of December 31, 2025. Since generally all loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY. At December 31, 2025 and 2024 there were $1,543.4 million and $1,405.7 million, respectively, of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Company has purchase obligations running through 2027 totaling $10.3 million and $13.3 million as of December 31, 2025 and 2024, respectively, which are primarily related to contracts with data processing, loan servicing and check processing services provided by third-party vendors. During each year ended December 31, 2025 and 2024, the Company purchased $8.4 million of services provided by third-party vendors.

The Company’s future non-cancellable purchase obligations, which were not recognized in our Consolidated Statements of Financial Condition as of December 31, 2025, are as follows:

Year ended December 31:	(In thousands)
2026	$9,897
2027	400
Total	$10,297

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

17. Concentration of Credit Risk

The Company’s lending is concentrated in the New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. The largest amount the Bank could lend to one borrower was approximately $136.4 million and $127.1 million at December 31, 2025 and 2024, respectively. The Bank’s largest aggregate amount of outstanding loans to one borrower was $100.9 million, and $93.0 million at December 31, 2025 and 2024, respectively, all of which were performing according to their terms.

18. Related Party Transactions

Certain directors, senior officers, and their related parties, including their immediate families and companies in which they are principal owners, were deposit customers of the Bank. At December 31, 2025 and 2024, there were no outstanding loans to any related party. Deposits of related parties totaled $10.9 million and $5.6 million at December 31, 2025 and 2024, respectively.

19. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities under the fair value option during the years ended December 31, 2025 and 2024.

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

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2025 and 2024, and the changes in fair value included in the Consolidated Statements of Operations – Net gain (loss) from fair value adjustments:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the years ended December 31,
Description	December 31, 2025	December 31, 2024	2025	2024	2023
(In thousands)
Mortgage-backed securities	$211	$237	$1	$8	$6
Other securities	14,201	13,355	473	(83)	81
Borrowed funds	51,666	48,795	(2,983)	(864)	2,486
Net gain (loss) from fair value adjustments			$(2,509)	$(939)	$2,573

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

The borrowed funds under the fair value option, have a contractual principal amount of $61.9 million at December 31, 2025 and 2024. The fair value of borrowed funds includes accrued interest payable of $0.3 million and $0.4 million at December 31, 2025 and 2024, respectively.

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

Level 1 – where quoted market prices are available in an active market. At December 31, 2025 and 2024, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2025 and 2024, Level 2 included mortgage related securities, CLOs, corporate debt, U.S. government agencies and derivatives.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2025 and 2024, Level 3 included trust preferred securities owned and junior subordinated debentures issued by the Company and municipals.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$821,938	$911,636	$—	$—	$821,938	$911,636
Other securities	12,650	11,890	536,524	554,914	18,812	19,465	567,986	586,269
Derivatives	—	—	37,900	54,700	—	—	37,900	54,700

Total assets	$12,650	$11,890	$1,396,362	$1,521,250	$18,812	$19,465	$1,427,824	$1,552,605

Liabilities:
Borrowings	$—	$—	$—	$—	$51,666	$48,795	$51,666	$48,795
Derivatives	—	—	31,714	20,396	—	—	31,714	20,396

Total liabilities	$—	$—	$31,714	$20,396	$51,666	$48,795	$83,380	$69,191

The following tables set forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the year ended
	December 31, 2025			December 31, 2024
		Trust preferred	Junior subordinated		Trust preferred	Junior subordinated
	Municipals	securities	debentures	Municipals	securities	debentures
(In thousands)
Beginning balance	$18,000	$1,465	$48,795	$—	$1,437	$47,850
Transfer to Level 3 (1)	—	—	—	18,000	—	—
Net gain (loss) from fair value adjustment of financial assets (2)	—	—	—	—	30	—
Net (gain) loss from fair value adjustment of financial liabilities (2)	—	87	2,983	—	—	864
Increase (decrease) in accrued interest	—	(1)	(38)	—	(2)	(61)
(Provision) benefit for credit losses	(294)	—	—	—	—	—
Change in unrealized gains (losses) included in other comprehensive loss-assets	(445)	—	—	—	—	142
Change in unrealized (gains) losses included in other comprehensive loss-liabilities	—	—	(74)	—	—	—
Ending balance	$17,261	$1,551	$51,666	$18,000	$1,465	$48,795
Changes in unrealized gains (losses) held at period end	$(445)	$—	$2,357	$—	$—	$2,283
(1)	Transferred from held-to-maturity to available for sale of $20.6 million and fair value of $18.0 million.
(2)	Presented in the Consolidated Statements of Operations under Net gain (loss) from fair value adjustments.

The following tables present the qualitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	December 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$17,261	Discounted cash flows	Spread over A rated Municipal Curves	5.9%	n/a
Trust preferred securities	1,551	Discounted cash flows	Spread over 3-month SOFR	3.7%	n/a

Liabilities:
Junior subordinated debentures	$51,666	Discounted cash flows	Spread over 3-month SOFR	3.7%	n/a

	December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$18,000	Sales approach	Reduction for planned expedited disposal	n/a	n/a
Trust preferred securities	1,465	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

Liabilities:
Junior subordinated debentures	$48,795	Discounted cash flows	Spread over 3-month SOFR	4.3%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s municipals, trust preferred securities and junior subordinated debentures valued under Level 3 at December 31, 2025 and 2024, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the level that was used to determine their fair value, at December 31:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2025	2024	2025	2024	2025	2024	2025	2024

	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$17,789	$16,784	$17,789	$16,784

Total assets	$—	$—	$—	$—	$17,789	$16,784	$17,789	$16,784

The following tables present the qualitative information about non-recurring Level 3 fair value measurements of financial instruments at the periods indicated:

	At December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	16,712	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-25.0% to 10.0%	(8.5)%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	1,077	Discounted Cashflow	Discount Rate	8.3%	8.3%
			Probability of Default	50.0%	50.0%

	At December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$4,121	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-%	-%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	2,453	Discounted Cashflow	Discount Rate	9.3% to 10.0%	9.5%
			Probability of Default	25.0% to 50.0%	33.2%

Impaired loans	10,210	Income approach	Capitalization rate	4.8% to 6.5%	5.7%
			Reduction for planned expedited disposal	15.0%	15.0%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2025 and 2024.

The methods and assumptions used to estimate fair value at December 31, 2025 and 2024, are as follows:

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

Derivatives:

The fair value of derivatives are based upon broker quotes.

The following tables set forth the carrying amounts and fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$126,076	$126,076	$126,076	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,817	7,211	—	7,211	—
Other securities	42,363	39,021	—	—	39,021
Securities available for sale
Mortgage-backed securities	821,938	821,938	—	821,938	—
Other securities	567,986	567,986	12,650	536,524	18,812
Loans held for investment, net of fees and costs	6,653,952	6,414,923	—	—	6,414,923
FHLB-NY stock	18,937	18,937	—	18,937	—
Accrued interest receivable	59,436	59,436	—	59,436	—
Derivatives	37,900	37,900	—	37,900	—

Liabilities:

Deposits	$7,311,742	$7,307,635	$5,022,898	$2,284,737	$—
Borrowed Funds	484,653	459,300	—	407,634	51,666
Accrued interest payable	13,030	13,030	—	13,030	—
Derivatives	31,714	31,714	—	31,714	—

	December 31, 2024
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$152,574	$152,574	$152,574	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,836	6,903	—	6,903	—
Other securities	43,649	37,815	—	—	37,815
Securities available for sale
Mortgage-backed securities	911,636	911,636	—	911,636	—
Other securities	586,269	586,269	11,890	554,914	19,465
Loans held for sale	70,098	70,098	—	—	70,098
Loans held for investment, net of fees and costs	6,745,848	6,506,439	—	—	6,506,439
FHLB-NY stock	38,096	38,096	—	38,096	—
Accrued interest receivable	62,036	62,036	—	62,036	—
Derivatives	54,700	54,700	—	54,700	—

Liabilities:

Deposits	$7,178,933	$7,148,847	$4,528,769	$2,620,078	$—
Borrowed Funds	916,054	887,312	—	838,517	48,795
Accrued interest payable	12,275	12,275	—	12,275	—
Derivatives	20,396	20,396	—	20,396	—

20. Derivative Financial Instruments

At December 31, 2025, the Company’s derivative financial instruments consist of interest rate swaps and interest rate floors options. At December 31, 2024, the Company’s derivative financial instruments consisted of interest rate swaps. The Company’s derivatives are used for four  purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans with a notional amount of $645.7 million and $695.6 million of swaps outstanding at December 31, 2025 and December 31, 2024, respectively; 2) to facilitate risk management strategies for our loan customers with $1.2 billion of swaps outstanding, which include $589.2 million each with customers and bank counterparties at December 31, 2025 and $973.9 million of swaps outstanding, which include $486.9 million each with customers and bank counterparties at December 31, 2024; and 3) to mitigate exposure to rising interest rates on certain short-term advances, brokered deposits with $905.8 million and $950.8 million of swaps outstanding at December 31, 2025 and December 31, 2024, respectively; and 4) to mitigate the Company’s exposure to decreasing interest rates on a portion of its adjustable rate loan portfolio with a notional amount of $100.0 million of interest rate floors options outstanding at December 31, 2025. There were no interest rate floors options outstanding at December 31, 2024.

At December 31, 2025, and 2024 the Company has portfolio layer hedges on a closed portfolio of loans with a notional amount of $480.0 million and $500.0 million, respectively.

For non-portfolio layer method fair value hedges, the hedge basis (the amount of the change in fair value) is added to (or subtracted from) the carrying amount of the hedged item. For portfolio layer method hedges, the hedge basis is not adjusted by the carrying value of the hedged item and is instead maintained on a closed portfolio basis. These basis adjustments would be allocated to the amortized cost of specific loans within the pools if the hedges were de-designated.

At December 31, 2025 and 2024, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

At December 31, 2025 and 2024, derivatives with a combined notional amount of $1.2 billion and $973.9 million, respectively, were not designated as hedges. At December 31, 2025 and 2024, derivatives with a combined notional amount of $645.7 million and $695.6 million were designated as fair value hedges. At December 31, 2025 and 2024, derivatives with a combined notional amount of $1.0 billion and $950.8 million, respectively, were designated as cash flow hedges.

For cash flow hedges, the changes in the fair value of the derivative are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction effects earnings. During the years ended December 31, 2025 and 2024, $11.6 million and $25.3 million in reduced expense, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in next 12 months out of accumulated other comprehensive income (loss) into earnings is $0.7 million in increased expense.

A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original term of terminated cash flow hedges. During the year ended December 31, 2025, no cashflow hedges were terminated. During the year ended December 31, 2024, the Company terminated seven cash flow hedges with a combined notional value of $420.8 million, resulting in a net gain of $1.7 million.  During the years ended December 31, 2025, 2024 and 2023, income from the amortization of terminated cash flow hedges totaled $0.5 million, $1.4 million and $4.7 million, respectively, which is recorded in deposits and other interest expense in the Consolidated Statements of Operations.

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

December 31, 2025	(In thousands)
Cash flow hedges:
Interest rate swaps (deposits)	$205,000	$725	$700,750	$5,398
Interest rate floors options (loans)	100,000	894	—	—
Fair value hedges:
Interest rate swaps (loans)	216,359	11,608	429,356	1,643
Non hedge:
Interest rate swaps (loans)	589,240	24,673	589,240	24,673
Total	$1,110,599	$37,900	$1,719,346	$31,714

December 31, 2024
Cash flow hedges:
Interest rate swaps (deposits)	$950,750	$14,686	$—	$—
Fair value hedges:
Interest rate swaps (loans)	560,587	19,812	135,000	194
Non hedge:
Interest rate swaps (loans)	486,929	20,202	486,929	20,202
Total	$1,998,266	$54,700	$621,929	$20,396

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Value Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Loans
Multi-family residential	$75,296	$76,882	$(8,082)	$(11,015)
Commercial real estate	40,566	62,843	(2,180)	(4,009)
Commercial business	39,541	39,500	(1,636)	(3,113)
Total	$155,403	$179,225	$(11,898)	$(18,137)

Portfolio Layer
Loans held for Investment (1)	$480,000	$500,000	$1,645	$(2,025)
Total	$480,000	$500,000	$1,645	$(2,025)

(1) Carrying amount represents the amortized cost of the portfolio layer method closed portfolio at December 31, 2025 and 2024, totaling $2.2 billion and $2.4 billion, respectively. The cumulative amount of basis adjustments at December 31, 2025 and 2024 were $1.6 million and ($2.0) million, respectively.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations for the periods indicated:

		For the years ended
	Affected Line Item in the Statements	December 31,
(In thousands)	Where Net Income is Presented	2025	2024	2023
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	$7,382	$13,826	15,909

Interest rate swaps - fair value hedge (securities)	Interest and dividends on securities	—	6,736	2,912

Interest rate swaps - non hedge (municipal deposit)	Interest expense - Deposits	—	1	3

Interest rate swaps - cash flow hedge (short-term advances)	Other interest expense	—	589	5,312

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	11,897	24,755	20,112

Interest rate floors options - cash flow hedge (loans)	Interest and fees on loans	(322)	—	—
Total net income (expense) from the effects of derivative instruments		$18,957	$45,907	$44,248

The Company’s interest rate swaps are subject to master netting arrangements between the Company and its three designated counterparties. The Company has not made a policy election to offset its derivative positions. The interest rate swaps with borrowers are cross collateralized with the underlying loan and, therefore, there is no posted collateral. Interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and receive collateral for agreements in a net asset position. Collateral posted to, or received from, third-party counterparties in connection with these derivative instruments is recorded in other liabilities or other assets, respectively, in the consolidated statements of financial condition.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
December 31, 2025
Assets:
Interest rate swaps	$37,006	$—	$37,006	$—	$(16,615)	$20,391
Interest rate floors options	894	—	894	—	—	894

Liabilities:
Interest rate swaps	31,714	—	31,714	—	—	31,714

December 31, 2024
Assets:
Interest rate swaps	$54,700	$—	$54,700	$—	$(47,665)	$7,035
Liabilities:
Interest rate swaps	20,396	—	20,396	—	—	20,396

21. New Authoritative Accounting Pronouncements

Accounting Standards: Adopted in 2025

On January 1, 2025, the company adopted ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis.  This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  The ASU requires all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid.  The requirements of this standard was adopted for the Company's annual report ending December 31, 2025, and it did not have an impact on the Company’s financial condition or results of operations.  See Note 10 (“Income Taxes”).

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

The condensed financial statements for the Holding Company are presented below:

	December 31,	December 31,
Condensed Statements of Financial Condition	2025	2024

	(Dollars in thousands)
Assets:
Cash and due from banks	$38,320	$89,636
Securities available for sale:
Other securities	1,551	1,465
Investment in Bank	913,216	883,354
Goodwill	—	2,185
Other assets	4,226	1,728
Total assets	$957,313	$978,368

Liabilities:
Subordinated debentures	$189,054	$188,326
Junior subordinated debentures, at fair value	51,666	48,795
Due to Bank	—	10,242
Other liabilities	8,618	6,466
Total liabilities	249,338	253,829

Stockholders' Equity:
Common stock	387	387
Additional paid-in capital	326,613	326,671
Treasury stock, at average cost (4,899,349 shares and 5,018,720 shares, respectively)	(98,948)	(101,655)
Retained earnings	480,376	492,003
Accumulated other comprehensive income (loss), net of taxes	(453)	7,133
Total equity	707,975	724,539

Total liabilities and equity	$957,313	$978,368

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2025	2024	2023

	(In thousands)
Dividends from the Bank	$—	$—	$125,000
Interest income	2,201	3,240	767
Interest expense	(12,253)	(12,829)	(12,668)
Net gain (loss) from fair value adjustments	(2,896)	(834)	2,405
Other operating expenses	(10,052)	(2,954)	(2,483)
Income (loss) before taxes and equity in undistributed earnings (losses) of subsidiary	(23,000)	(13,377)	113,021
Income tax benefit	4,368	219	4,816
Income (loss) before equity in undistributed earnings (losses) of subsidiary	(18,632)	(13,158)	117,837
Equity in undistributed earnings (losses) of the Bank	37,512	(18,175)	(89,173)
Net income (loss)	18,880	(31,333)	28,664
Other comprehensive (loss) income, net of tax	(7,586)	45,784	(2,163)
Comprehensive net income (loss)	$11,294	$14,451	$26,501

	For the years ended December 31,
Condensed Statements of Cash Flows	2025	2024	2023

	(In thousands)
Operating activities:
Net income (loss)	$18,880	$(31,333)	$28,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of the Bank	(37,512)	18,175	89,173
Deferred income tax provision (benefit)	(916)	(218)	774
Net (gain) loss from fair value adjustments	2,896	834	(2,405)
Stock-based compensation expense	3,153	2,461	5,604
Net change in operating assets and liabilities	3,194	4,333	(1,189)
Net cash provided by (used in) operating activities	(10,305)	(5,748)	120,621

Investing activities:
Investment in Bank	(10,000)	(46,325)	—
Net cash provided by (used in) investing activities	(10,000)	(46,325)	—

Financing activities:
Proceeds from long-term borrowings	—	—	—
Net proceeds received in common stock offering	—	65,540	—
Purchase of treasury stock	—	—	(11,473)
Repurchase of shares to satisfy tax obligations	(721)	(1,707)	(1,692)
Cash dividends paid	(30,290)	(26,043)	(26,260)
Net cash provided by (used in) financing activities	(31,011)	37,790	(39,425)

Net increase (decrease) in cash and cash equivalents	(51,316)	(14,283)	81,196
Cash and cash equivalents, beginning of year	89,636	103,919	22,723
Cash and cash equivalents, end of year	$38,320	$89,636	$103,919

23. Segment Reporting

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

As we consider the entire entity as one operating segment, please see the Consolidated Statements of Operations for the measure of segment performance, net income and the Consolidated Statements of Financial Condition for segment assets.

The following table presents consolidated net income and other important metrics the CODM will use to evaluate the operations of the Company:

	For the years ended December 31,
	2025	2024	2023

	(Dollars in thousands, except per share data)
Net income (loss)	$18,880	$(31,333)	$28,664

Diluted earnings (loss) per common share	$0.54	$(1.07)	$0.96

Return on average assets	0.21%	(0.35)%	0.34%
Return on average equity	2.63%	(4.67)%	4.25%
Book value per common share	$20.96	$21.53	$23.21

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2026 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses

As described in Note 3 to the Company’s consolidated financial statements, the Company reported an allowance for credit losses for loans held for investment of $42.8 million at December 31, 2025. As described in Note 2 to the Company’s consolidated financial statements, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of the loan portfolio and consists of quantitative and qualitative components, some of which are subjective in nature. The Company considers historical losses, which are then adjusted to incorporate current economic conditions and reasonable and supportable forecasts to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors, if not already captured within the quantitative component.

We identified certain management’s assumptions within the quantitative and qualitative components of the allowance for credit losses on loans held for investment as the critical audit matter. Evaluating the reasonableness of the reasonable and supportable forecast period and the reversion to historical loss period, and the determination of qualitative risk level related to economic conditions involved subjective and complex judgment by management. Auditing these assumptions required especially subjective and complex auditor judgment and increased extent of effort, and specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls relating to determination of the reasonable and supportable forecast period and the reversion to historical loss period, as well as assumptions around the determination of qualitative risk factors related to economic conditions.
●	Testing the completeness and accuracy and the relevance and reliability of certain data used in determining the qualitative risk factors related to economic conditions and the reasonable and supportable forecast period and the reversion to historical loss period by comparing the data to internally developed and third-party sources, and other audit evidence gathered.
●	Assessing the reasonableness of management’s judgments in determining the selected qualitative risk level related to economic conditions, including assessing the consistency of management’s application of its underlying framework for determining these assumptions and assessing for potential bias and potential contradictory evidence.
●	Utilizing personnel with specialized skills and knowledge to assist in: (i) evaluating the appropriateness of economic cycle determined by management and (ii) assessing reasonableness of the reasonable and supportable forecast period and the reversion to historical loss period.

/S/ BDO USA, P.C.

We have served as the Company’s auditor since 2015.

New York, New York

March 6, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Flushing Financial Corporation

Uniondale, New York

Opinion on Internal Control over Financial Reporting

We have audited Flushing Financial Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operation, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 6, 2026, expressed, “an unqualified opinion thereon”.

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

March 6, 2026

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on those criteria issued by COSO.

BDO USA, P.C., the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in its report.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 2026 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

●	Consolidated Statements of Financial Condition at December 31, 2025 and 2024
●	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2025
●	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2025
●	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2025
●	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025
●	Notes to Consolidated Financial Statements
●	Reports of Independent Registered Public Accounting Firm (BDO USA, P.C.; New York, New York; PCAOB ID 243)

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

2.1#

Agreement and Plan of Merger, dated as of December 29, 2025, by and among Flushing Financial Corporation, OceanFirst Financial Corp. and Apollo Merger Sub Corp. (Incorporated by reference to Exhibit 2.1 filed with Form 8-K filed January 5, 2026)

3.1 P

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

10.6*	Amended and Restated Employment Agreement between Flushing Bank and Maria A. Grasso (Incorporated by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended June 30, 2013)
10.7*	Employment Agreement between Flushing Financial Corporation and Susan K. Cullen (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2016)
10.8*	Flushing Bank Specified Officer Change in Control Severance Policy (Effective July 2025) (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2025)
10.9*

Employee Severance Compensation Plan for Senior Vice Presidents, Vice Presidents and Assistant Vice Presidents of Flushing Bank (Effective July 2025) (Incorporated by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended June 30, 2025)

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
10.29

Form of Voting Agreement, dated as of December 29, 2025, by and between Flushing Financial Corporation and certain stockholders of OceanFirst Financial Corp. (Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed January 5, 2026)

10.30*

Form of Retention Agreement by and between Flushing Financial Corporation and certain officers of Flushing Financial Corporation (Incorporated by reference to Exhibit 10.2 filed with Form 8-K filed January 5, 2026)

10.31*

Form of Annual Bonus Pre-Payment Agreement between Flushing Financial Corporation and certain officers of Flushing Financial Corporation (Incorporated by reference to Exhibit 10.3 filed with Form 8-K filed January 5, 2026)

10.32*

Form of Release Agreement among Flushing Financial Corporation, Flushing Bank and certain officers of Flushing Financial Corporation and Flushing Bank (Incorporated by reference to Exhibit 10.4 filed with Form 8-K filed January 5, 2026)

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
#

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

*Indicates compensatory plan or arrangement.

†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Flushing Financial hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

P     Indicates a filing submitted in paper.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 6, 2026.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 6, 2026
John R. Buran

/S/ALFRED A. DELLIBOVI	Director, Chairman	March 6, 2026
Alfred A. DelliBovi

/S/SUSAN K. CULLEN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2026
Susan K. Cullen

/S/ JAMES D. BENNETT	Director	March 6, 2026

James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 6, 2026
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 6, 2026
Louis C. Grassi

/S/SAM S. HAN	Director	March 6, 2026
Sam S. Han

/S/JOHN J. MCCABE	Director	March 6, 2026
John J. McCabe

/S/DONNA M. O’BRIEN	Director	March 6, 2026
Donna M. O’Brien

/S/MICHAEL A. AZARIAN	Director	March 6, 2026
Michael A. Azarian

/S/CAREN C. YOH	Director	March 6, 2026
Caren C. Yoh
/S/DOUGLAS C. MANDITCH	Director	March 6, 2026
Douglas C. Manditch