Form 10-K/A
period 2025-12-31
FLUSHING FINANCIAL CORP
filed 2026-03-31
CIK 923139

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒ Yes ☐ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
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
None

i

EXPLANATORY NOTE
Flushing Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026 (the “Original Filing Date”).
The Company is filing this Amendment to present the information required by Part III of Form
10-K
as the Company may not file its definitive annual proxy statement within 120 days of the end of its fiscal year ended December 31, 2025, and to supplement the exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to incorporate by reference Exhibit 19, Insider Trading Policy, under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which was inadvertently omitted in the Original Filing.
Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the Original Filing Date, and the Company has not updated the disclosures contained therein to reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
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

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Information About Directors

The following table sets forth certain information regarding the members of the Board of Directors of the Company.

Name	Age(1)	Position(s) with the Company	Director Since(2)
Alfred A. DelliBovi	79	Chairman of the Board	2014
Michael A. Azarian	74	Director	2019
James D. Bennett	87	Director	1998
John R. Buran	76	President, Chief Executive Officer and Director	2003
Steven J. D’Iorio	76	Director	2004
Louis C. Grassi	70	Director	1998
Sam S. Han	72	Director	2007
Douglas C. Manditch	78	Director	2020
John J. McCabe	82	Director	2003
Donna M. O’Brien	70	Director	2004
Caren C. Yoh	66	Director	2015

(1)	As of December 31, 2025.

Set forth below is certain information with respect to the members of the Board of Directors of the Company. Unless otherwise indicated, the principal occupation listed below for each person has been his or her principal occupation for the past five years. In addition, described below are each director’s particular experiences, qualifications, attributes, or skills that contributed to the Board’s conclusion that the person should continue to serve as a director of the Company.

Members of the Board of Directors

Alfred A. DelliBovi has been Chairman of the Board of Directors of the Company and the Bank since February 3, 2017. He served as President and Chief Executive Officer of the Federal Home Loan Bank of New York (“FHLBNY”) until his retirement in April 2014. During his 21 years at the helm of the FHLBNY, he led a team of financial professionals growing the bank ten-fold to $120 billion in assets. The FHLBNY is a wholesale bank that provides liquidity to 330 neighborhood-based lenders in New Jersey, New York, Puerto Rico, and the U.S. Virgin Islands. He served as Deputy Secretary of the U.S. Department of Housing and Urban Development from 1989 until 1992. Nominated by President George H.W. Bush, he was confirmed by a unanimous vote of the United States Senate. In addition to serving as the Chief Operating Officer of HUD, in the absence of The Secretary, he served as a voting member of the Resolution Trust Corporation Oversight Board; the Federal Housing Finance Board; and the Interim Board of Freddie Mac.

Mr. DelliBovi’s experience in the banking industry in which the Company operates, coupled with his extensive knowledge of business and government, makes Mr. DelliBovi a valuable member of our Board of Directors.

Michael A. Azarian joined the Board of Directors of the Company and the Bank on February 26, 2019. From 2013 to 2017 he served as Managing Director, Global Consumer Technology Executive at Citibank where he was responsible for the Retail Bank implementation of advanced customer servicing and global common operational processes. Mr. Azarian retired from Citibank in 2017. From June 2018 through July 2021, he was an Advisory Board Member of CXO Nexus, Inc., which provides automated, role-specific advice to simplify and optimize category and vendor spend management tasks. In August of 2021 Mr. Azarian became a member of the board of directors of CXO Nexus, Inc. In 2023 Mr. Azarian was awarded the DCRO Institute Certificate of Risk Governance and Cyber Risk Governance. Mr. Azarian also achieved the DCRO Qualified Risk Director (“QRD”) designation.

Mr. Azarian’s business experience, with more than 40 years of diversified technology operations experience in the financial services industry, including over 30 years at two industry leaders, JPMorgan Chase and Citigroup. His experience in implementing major banking platforms, modernization of the large application portfolios, running Bank Operating Units and Entrepreneurial experience makes Mr. Azarian a valuable member of our Board of Directors.

James D. Bennett is Chief Executive Officer of Land Enterprises, Inc., a realty investment and management firm. He served as counsel with the law firm of Farrell, Fritz, P.C. in Uniondale, New York, with a practice in civil law and real estate, until his retirement in August 2015. Prior to July 2001, Mr. Bennett was a partner in the realty law firm of Bennett, Rice & Schure, LLP in Rockville Centre, New York. In the past, he has served as a Trustee of both the Long Island Power Authority and the New York State Conservation Fund Advisory Council, as Supervisor and a Councilman of the Town of Hempstead, and as a Commissioner of the New York State Public Service Commission.

Mr. Bennett’s legal background, including in particular his extensive knowledge and experience as a real estate lawyer practicing in the Company’s marketplace, in light of the importance to the Company of real estate as loan collateral and the retail nature of its branches, makes Mr. Bennett a valuable member of our Board of Directors.

John R. Buran is President and Chief Executive Officer and a Director of the Company and the Bank. He has served as President and Chief Executive Officer of the Company and the Bank since July 2005. He has been a Director of the Company and the Bank since 2003. Prior to that, he served as Executive Vice President and Chief Operating Officer of the Company and the Bank from January 2001 until June 2005. Prior to joining the Company, Mr. Buran held a variety of positions within the banking industry, including Executive Vice President of the New York Metro Division of Fleet Bank and Vice President New York Investment Sales at Citibank. He is a former Chairman of the Board and current director of the New York Bankers Association. He served as Chairman of the Board of the Federal Home Loan Bank of New York from 2018-2023 and a director from 2010-2023. He is a former Director of the Nassau County Interim Finance Authority where he served for eight years.

Mr. Buran’s experience with the Company and his career-long experience in the banking industry, including at some of the nation’s largest banks, his community and other activities connecting him to the Company’s marketplace and his extensive knowledge of Banking regulations and other matters as applicable specifically to the Company, make him a valuable member of our Board of Directors. In addition, Mr. Buran’s leadership during recent adverse macro-economic circumstances including the Great Recession and the coronavirus pandemic especially qualifies him as a Board member to meet future such challenges.

Steven J. D’Iorio has over 40 years of experience in real estate development and project management. He is an Executive Managing Director of Project and Development Services at Cushman and Wakefield. Mr. D’Iorio manages and executes complex multi-disciplined projects and delivers responsive high quality and cost-effective solutions to a diverse array of clients on a global basis.

Mr. D’Iorio’s knowledge of and business experience in the real estate market in which the Company operates, in light of the importance to the Company of real estate as loan collateral and the retail nature of its branches, makes Mr. D’Iorio a valuable member of our Board of Directors.

Louis C. Grassi is Chief Executive Officer of Grassi Advisory Group, located in Jericho and New York City, with practices in accounting, tax, technology and management consulting services. He is a licensed Certified Public Accountant and Certified Fraud Examiner, an author and an editor of a national tax and accounting publication. Mr. Grassi is a member of the Board of Directors of BRT Realty Trust.

Mr. Grassi’s accounting, tax and management expertise, including in particular his experience as a fraud examiner and his general understanding of controls, as well as his firm leadership background, make Mr. Grassi a valuable member of our Board of Directors.

Sam S. Han is President and Founder of The Korean Channel, Inc. and has over 35 years of business experience within the broadcast media industry. As a successful entrepreneur, small business owner, and executive, he has extensive experience with strategic planning, raising capital, and launching business and joint ventures. Mr. Han started the first Korean American cable TV station in 1985, which is today the Premier 24-hour Korean broadcasting company servicing the East Coast on Charter Communications, Altice Cablevision, and DirectTV.

Mr. Han is a leader in philanthropy and community building, particularly within the community and markets served by Flushing Bank. He serves as a member of the Board of Trustees of Flushing Hospital Medical Center and is the founder of Arirang Foundation, a non-profit organization whose mission is to support future generations of Korean American leaders. Mr. Han was an advisor and member of the Board of Flushing Town Hall from 1998 to 2008.

Mr. Han’s successful business background and his strong personal and professional connection to the markets served by the Company, coupled with his long-time work in the Korean American communities served by the Company, add to our diversity and make him a valuable member of our Board of Directors.

Douglas C. Manditch joined the Board of Directors of the Company and the Bank on November 1, 2020. Prior to joining the Bank, he served as the Chairman of the Board and Chief Executive Officer of Empire Bancorp, Inc. and Empire National Bank since their respective inceptions. Mr. Manditch is a 59-year veteran of the banking industry and has served his entire banking career on Long Island. He served as President and Chief Executive Officer and a director of Long Island Commercial Bank and its holding company, Long Island Financial Corp., from its formation in 1987 until its sale to New York Community Bancorp, Inc. in December 2005. He has also held senior management positions with National Bank of New York City, North Fork Bank and First National Bank of Long Island.

In addition to his banking activities, Mr. Manditch has served on the Board of The Clark Gillies Foundation; the YMCA of Long Island; Island Harvest; the Richard J. O’Brien Foundation; as past Chairman of the New York Bankers Association, Long Island Division; and past Chairman of Independent Bankers Association of New York. He has served on the Board of the Monsignor Thomas Hartman Foundation for Parkinson’s Research, Inc.; Vice Chairman of the Honorary Board of the Suffolk County Coalition Against Domestic Violence; an Honorary Member of The Friends of Sagamore Hill; the Theodore Roosevelt Council of the Boy Scouts of America; Vice Chairman of the Board of Trustees of St. Charles Hospital in Port Jefferson; and Trustee of the Long Island Museum of American Art, History & Carriages in Stony Brook, along with several other organizations during his career.

Mr. Manditch’s long history in banking, specifically serving as Chief Executive Officer of two banks from 1987-2020, and his experience on other boards makes him a valuable member of our Board of Directors.

John J. McCabe served as Chief Equity Strategist of Shay Assets Management, Inc. for over 20 years and as co-manager of the AMF Large Cap Equity Fund managed by Shay Assets Management, until his retirement in December 2015. He has also served as Managing Director of Sterling Manhattan Corp., an investment banking firm, and spent 19 years at Bankers Trust Company serving in various capacities, including Managing Director of the Investment Management Group, Director of Investment Research and member of the Senior Investment Policy Committee. Mr. McCabe is a past director of the New York Society of Security Analysts, having served twice as its President. He is a past Governor of the CFA Institute.

Mr. McCabe brings long-time experience in the securities industry and fund management business, as well as a background of investment banking, to the Company which makes him a valuable member of our Board of Directors.

Donna M. O’Brien is President of Strategic Visions in Healthcare, LLC, a healthcare strategy/ consulting firm that advises healthcare organizations and health systems across the country on market growth strategies, financial and operations improvement, and mergers and acquisitions. Building on her extensive career in executive level positions, including at MD Anderson Cancer Center in Houston and Catholic Health Long Island (a two billion dollar revenue regional health system), and on the board of directors of three national multi-state hospital systems and a large managed care organization, Ms. O’Brien launched her firm in 2005. Ms. O’Brien has extensive knowledge of the New York Metropolitan area market, including experience managing a large real estate portfolio across Long Island for Catholic Heath, serving as an advisor of the establishment of a large multi-family housing development corporation in New York City, and with healthcare sector lending. Ms. O’Brien is currently a member of the Board of Trustees of the College of Holy Cross.

Ms. O’Brien’s long history in senior executive positions and her experience on other boards make her a valuable member of our Board of Directors.

Caren C. Yoh has been the owner of a full-service accounting firm in Flushing, Queens since 1989. Ms. Yoh is a Certified Public Accountant and is well known for her expertise in auditing, taxation and estate planning. Ms. Yoh has held various board positions with several business and community organizations including the Asian Advisory Board for Flushing Bank, Flushing Business Improvement District (BID), Flushing Chinese Business Association, New York Hua Liu Tsu Hui Buddhist Temple, Chinese American Women Commerce Association, and LaGuardia Community College Foundation. She also served as President of the Chinese American Entrepreneur Association.

Ms. Yoh’s accounting, tax and management expertise and her general understanding of controls, as well as her firm leadership background, make Ms. Yoh a valuable member of our Board of Directors.

Director Skills Assessment

The matrix below summarizes certain skills, experiences, and attributes that our directors bring to the Board to enable effective oversight. The matrix is intended to provide a summary of our director qualifications and is not all inclusive of each director’s strengths or contributions to the Board. Additional details on each director are set forth in their biographies above.

Skills Assessment	DelliBovi	Azarian	Bennett	Buran	D’Iorio	Grassi	Han	Manditch	McCabe	O’Brien	Yoh
Leadership	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Corporate Governance & Oversight	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Local Markets	✓		✓	✓	✓	✓	✓	✓		✓	✓
Banking	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Real Estate	✓		✓	✓	✓
Accounting/Finance	✓			✓		✓			✓		✓
Technology/Cybersecurity		✓
Government	✓			✓
Legal			✓
Capital Markets	✓			✓			✓	✓	✓
Mergers and Acquisitions	✓	✓		✓		✓		✓	✓	✓
Strategic Planning	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Tenure and Independence
Director Tenure (years)	11	6	27	22	21	27	18	5	22	21	10
Independence	✓	✓	✓		✓	✓	✓	✓	✓	✓	✓

Executive Officers Who Are Not Directors

The following persons currently serve as executive officers who are not directors of the Company.

Name	Age(1)	Position(s) with the Company
Michael Bingold	63	Senior Executive Vice President, Chief Retail and Client Development Officer
Thomas M. Buonaiuto	60	Senior Executive Vice President, Chief of Staff and Deposit Channel Executive
Susan K. Cullen	60	Senior Executive Vice President and Chief Financial Officer
Maria A. Grasso	61	Senior Executive Vice President, Chief Operating Officer and Corporate Secretary
Francis W. Korzekwinski	63	Senior Executive Vice President and Chief of Real Estate Lending
Douglas J. McClintock	77	Senior Executive Vice President and General Counsel
Astrid Burrowes	61	Executive Vice President and Chief Accounting Officer
Theresa Kelly	64	Executive Vice President, Business Banking

(1)	As of December 31, 2025.

Set forth below is certain information with respect to the executive officers who are not directors of the Company.

Michael Bingold has been Senior Executive Vice President/Chief Retail and Client Development Officer of the Company since December 2019. Prior to that, he had been Executive Vice President/Director of Distribution and Client Development of the Company since August 2014. Mr. Bingold joined the Company in May 2013 as Senior Vice President/Chief of Staff. Prior to joining the Company, he was Small Business Region Director for New York City, Boston and Florida at Citibank from 2010 to 2013. Prior to this position, he held various senior manager positions at Citibank, including East Division Sales Director, Mass Affluent Sales Director and Area Director.

Thomas M. Buonaiuto has been Senior Executive Vice President/Chief of Staff and Deposit Channel Executive of the Company since November 2020. Prior to that, he had been President and Chief Operating Officer, and a director of Empire Bancorp Inc. and Empire National Bank since their respective inceptions. Mr. Buonaiuto served as Executive Vice President and Chief Financial Officer of Union State Bank until its acquisition by KeyCorp in 2007. Prior to this, Mr. Buonaiuto was Executive Vice President and Chief Financial Officer of the Long Island Commercial Bank, and its holding company Long Island Financial Corp., and served in that capacity until its acquisition by New York Community Bancorp in 2005.

Susan K. Cullen has been Senior Executive Vice President/Chief Financial Officer of the Company since February 2016. Ms. Cullen joined the Company in August 2015 as Executive Vice President/Chief Accounting Officer. Prior to joining the Company, she held the positions of Executive Vice President/SEC Reporting and Investor Relations, from January 2014 to July 2015, and Executive Vice President/Chief Risk Officer, from June 2012 to January 2014, at Hudson Valley Bank. Prior to Hudson Valley Bank, she was an audit partner with Grant Thornton, LLP in the Financial Service Practice. Ms. Cullen is a Certified Public Accountant.

Maria A. Grasso has been Senior Executive Vice President and Chief Operating Officer of the Company since January 2014. Ms. Grasso had been Executive Vice President and Chief Operating Officer of the Company since May 2006. Prior to joining the Company, she was Senior Vice President of the Long Island Queens Division of The Bank of New York. From 1997 to 2002, she was Senior Vice President NY Metro Division of Fleet Bank, N.A. Prior to that, she held several senior management positions at NatWest Bank and Chase Manhattan Bank, N.A.

Francis W. Korzekwinski has been Senior Executive Vice President and Chief of Real Estate Lending of the Company since January 2014. Prior to that, he had been an Executive Vice President and Chief of Real Estate Lending of the Company since December 2006. Mr. Korzekwinski joined the Company in 1993 as Assistant Vice President of Commercial Real Estate and was promoted to Vice President in 1995. Prior to joining the Company, Mr. Korzekwinski was Vice President, Mortgage Officer at Bankers Federal Savings Bank, FSB for five years. Prior to that, he served as Vice President of Secondary Marketing for a mortgage banking company.

Douglas J. McClintock has been Senior Executive Vice President and General Counsel of the Company since January 2022. Prior to joining the Company, he was Executive Vice President, General Counsel and Corporate Secretary of Emigrant Bank from July 2013 to May 2021, and a consultant for Emigrant Bank from June 2021 to November 2021. Prior to this, Mr. McClintock was a partner at Alston & Bird from September 2011 to July 2013, and a partner of Dentons from 2009 to 2011. Prior to that, Mr. McClintock was an associate and then a partner at Thacher Proffitt & Wood from 1975 to 2008.

Astrid Burrowes has been Executive Vice President/Controller of the Company since January 2016 and Executive Vice President/Chief Accounting Officer of the Company since February 2016. Prior to that she has been Senior Vice President and Controller of the Company since March 2008. Prior to joining the Company, from 1998 to 2008, she was Senior Vice President and Controller of Delta Financial Corporation, a mortgage banking company. From 1994 to 1998, she was with KPMG, LLP, a public accounting firm. From 1984 to 1994, Ms. Burrowes held various positions at Roslyn Savings Bank. Ms. Burrowes is a Certified Public Accountant.

Theresa Kelly has been Executive Vice President/Business Banking of the Company since January 2014. Prior to that, she had been Senior Vice President/Business Banking of the Company since May 2006. Prior to joining the Company, Ms. Kelly held various Senior Vice President positions within the Commercial Banking Group and Business Financial Services Group for Bank of America since 2000. Prior to her work at Bank of America, Ms. Kelly worked at Citibank as Senior Relationship Manager-Business and Professional Sales.

Other Officers

The following persons currently serve as officers of the Company.

Name	Age(1)	Position(s) with the Company
Allen M. Brewer	73	Senior Executive Vice President
Barbara A. Beckmann	67	Executive Vice President
Ruth E. Filiberto	67	Executive Vice President
Vincent E. Giovinco	56	Executive Vice President
James P. Jacovatos	63	Executive Vice President
Alan J. (A.J.) Jin	59	Executive Vice President
Gary P. Liotta	66	Executive Vice President
Rosina Manzi	64	Executive Vice President
Patricia Mezeul	66	Executive Vice President
Theodoros Kalogiannis	52	Senior Vice President
Douglas Liang	50	Senior Vice President
Yan Nuriyev	42	Senior Vice President
Joanne Orelli	59	Senior Vice President
Richard A. White	57	Senior Vice President
Ling Xu	43	Senior Vice President
(1)	As of December 31, 2025.

Allen M. Brewer has been Senior Executive Vice President/Chief Information Officer of the Company since December 2020. Prior to that, he had been Executive Vice President/Chief Information Officer of the Company since August 2014. Mr. Brewer joined the Company in December 2008 as Senior Vice President/Chief Information Officer. Prior to joining the Company, Mr. Brewer served as President of ALEL Management Corporation, a technology consulting firm, since 2007. Mr. Brewer held the position of Executive Vice President at Alliance Consulting, a global IT solutions organization servicing the financial services industry, from 2004 to 2008. Prior to that, Mr. Brewer served as Chief Information Officer of Corporate Systems at American International Group, Vice President at J.P. Morgan Chase, and Managing Director for Global Cash Management at Citigroup.

Barbara A. Beckmann has been Executive Vice President/Director of Operations since January 2016. Prior to that she had been Senior Vice President/Director of Operations of the Company since February 2008. Ms. Beckmann joined the Company in 2006 as Vice President and Operations Manager. Prior to joining the Company, she was a Vice President and Division Operations Manager for The Bank of New York. From 1997 to 2004, she held several management positions at FleetBoston Financial, including Vice President, District Operations Manager and New York Risk Management Team Leader.

Ruth E. Filiberto has been Executive Vice President/Director of Human Resources of the Company since January 2016. Prior to that she had been Senior Vice President/Director of Human Resources of the Company since August 2007. Prior to joining the Company, Ms. Filiberto held various positions, including Vice President/Director, within the Human Resources department at First Data Corporation from 1993 to 2006.

Vincent E. Giovinco has been Executive Vice President/Director of Commercial Real Estate since April 2020. Prior to joining the Company, Mr. Giovinco was First Senior Vice President at New York Community Bank from 2004 to 2020. Mr. Giovinco is a Certified Public Accountant.

James P. Jacovatos has been Executive Vice President, Real Estate Credit Center Manager of the Company since January 2016. Prior to that, he had been Senior Vice President/Real Estate Credit Center Manager of the Company since joining in June 2013. Prior to joining the Company, Mr. Jacovatos held various banking related consulting positions, and prior to that he served as President and CEO of Hanover Community Bank.

Alan J. (A.J.) Jin has been Executive Vice President/Residential, Mixed-Use, and Small Multi-Family Real Estate Lending of the Company since January 2014. Prior to that, he had been Senior Vice President/Residential, Mixed-Use, and Small Multi-Family Real Estate Lending of the Company since February 2007. Mr. Jin joined the Company in July 1998 as Assistant Secretary/Commercial Loan Officer. Mr. Jin was promoted to Assistant Vice President/Commercial Loan officer in 2000 and to Vice President/Mortgage Loan Officer in 2002. Prior to joining the Company, Mr. Jin was Assistant Vice President, Consumer Lending Loan Officer at Korea Exchange Bank.

Gary P. Liotta has been Executive Vice President/Chief Risk Officer of the Company since August 2014. Prior to that, he had been Senior Vice President/Chief Risk Officer of the Company since April 2010. Prior to joining the Company, Mr. Liotta was Vice President of Investment Management for Morgan Stanley from 2002 to 2010. Prior to that, he was Vice President at Lehman Brothers and an Audit Manager for Ernst and Young. He has also held officer positions at the Federal Home Loan Bank of New York and JP Morgan Chase. Mr. Liotta is a Certified Public Accountant.

Rosina Manzi has been Executive Vice President/Chief Audit Officer of the Company since October 2017. Prior to joining the Company, Ms. Manzi held various positions, including Senior Vice President/Chief Compliance Officer at Astoria Bank from 1984 to 2017. Ms. Manzi is a Certified Internal Auditor, Certified Financial Services Auditor, and a Certified Anti-Money Laundering Specialist.

Patricia Mezeul has been Executive Vice President/Director of Government Banking of the Company since August 2014. Prior to that, she had been Senior Vice President/Director of Government Banking of the Company since January 2008. Prior to joining the Company, Ms. Mezeul held the position of Vice President, Senior Team Leader for Commerce Bank from 2002 to 2008 where she successfully established a Government Banking team.

Theodoros Kalogiannis has been Senior Vice President/Director of Portfolio Management since January 2018. Prior to that, he had been Vice President/Portfolio Management Team Leader of the Company since March 2017. Mr. Kalogiannis joined the Company in 2014 as Vice President/Senior Loan Workout Officer.

Douglas Liang has been Senior Vice President/Treasurer/Chief Investment Officer since October 2025. Prior to that he had been Senior Vice President/Chief Investment Officer since July 2020. Before that, he had been Senior Vice President/Treasury since December 2014, and before that Vice President/Treasury since January 2014. Mr. Liang joined the Company as Assistant Vice President/Treasury in September 2012.

Yan Nuriyev has been Senior Vice President/Chief Technology Officer since February 2021. Prior to joining the Company, Mr. Nuriyev was Chief Technology Officer at Quantridge from 2018 to 2021. Prior to that he was a Technology Advisor at McKinsey & Company, and Vice President at Banco Santander from 2008 to 2019. Mr. Nuriyev also holds several securities licenses in Financial Industry Regulatory Authority (FINRA).

Joanne Orelli has been Senior Vice President/Loan Servicing Collections and Foreclosure Manager since May 2017. Prior to that, she had been Senior Vice President/Collections and Foreclosure of the Company since January 2013, and Vice President/Collections Foreclosure since 2010. Since joining the Company in 2004, Ms. Orelli has focused her career in Collections and Loans Servicing.

Richard A. White, PhD has been Senior Vice President/Chief Information Security Officer of the Company since August 2018. Prior to joining the Company, Dr. White was Managing Director of Oxford Solutions since 2013. Dr. White held the position of Chief Information Security Officer with the United States Capitol Police, the Law Enforcement Branch for the U.S. House of Representatives and U.S. Senate in Washington, D.C. from 2010 to 2013. Dr. White has a Ph.D. in Information Technology, is a Subject Matter Expert and Final Content Reviewer for University of Maryland University College Cyber Security Information Assurance (CSIA) courses, and holds certifications in information technology, including NSA Information Assessment Methodology, Checkpoint Security Engineer, and Microsoft Systems Engineer.

Ling Xu has been Senior Vice President/Director of Retail Banking since July 2022. Prior to that, she had been Senior Vice President/Retail Sales Manager of the Company since January 2020, and Vice President/Branch Manager since joining the Company in 2015.

Committees of the Board of Directors

The Board of Directors has established the following committees:

Compensation Committee. The Compensation Committee of the Board of Directors (the “Compensation Committee”) is composed of Messrs. Han (Chairman), DelliBovi, D’Iorio, and Grassi, and Ms. O’Brien, all of whom are independent under Nasdaq independence standards and satisfy the additional Nasdaq independence standards for compensation committee members. The Compensation Committee has primary responsibility for establishing and administering the compensation and benefit programs of the Company for its executive officers and other key personnel, administering awards to members of the Board of Directors who are not employees of the Company or the Bank (“Outside Directors”) under the 2024 Omnibus Incentive Plan and granting, subject to concurrent approval by the Board of Directors, awards to employees under the 2024 Omnibus Incentive Plan. The Compensation Committee has the authority to retain or obtain advice from compensation consultants, legal counsel and other experts.

Audit Committee. The Audit Committee of the Board of Directors (the “Audit Committee”) is composed of Messrs. Grassi (Chairman), Azarian, and DelliBovi, and Ms. Yoh, all of whom are independent under Nasdaq independence standards and satisfy the SEC independence requirements for audit committee members. The Audit Committee meets at least quarterly to assist the Board of Directors in meeting its oversight responsibilities. The Audit Committee has sole authority to appoint and replace the Company’s independent registered public accounting firm and is directly responsible for the compensation and oversight of the work of that firm. The Audit Committee reviews the results of regulatory examinations, the financial reporting process, the systems and processes of internal control and compliance, and the audit process of the Company’s independent registered public accounting firm. The Audit Committee has the authority to engage independent counsel and other advisers. The Board of Directors of the Company has determined that Louis C. Grassi, the Chairman of the Audit Committee and Caren C. Yoh, Audit Committee member, are both considered “audit committee financial experts” as defined under SEC rules. Mr. Grassi is a Certified Public Accountant and a Certified Fraud Examiner. Ms. Yoh is a Certified Public Accountant.

Nominating and Governance Committee. The Nominating and Governance Committee of the Board of Directors (the “Nominating and Governance Committee”) is composed of Messrs. Grassi (Chairman), Bennett, DelliBovi, Han, and McCabe, all of whom are independent under Nasdaq independence standards. The Nominating and Governance Committee has primary responsibility for recommending to the Board of Directors the slate of director nominees to be proposed by the Board for election by the shareholders (as well as any director nominees to be elected by the Board to fill interim vacancies). The Nominating and Governance Committee also recommends the directors to be selected for membership on the various Board committees and the chairs of those committees. The Nominating and Governance Committee is responsible for developing and recommending to the Board appropriate corporate governance policies and procedures and for approving proposed related party transactions involving directors or executive officers and the Company. The Nominating and Governance Committee has the authority to engage consultants, legal counsel and search firms to assist it in fulfilling its responsibilities.

Other Committees. In addition to the committees described above, the Board of Directors has established an Executive Committee, an Insurance Committee, an Investment and Asset Liability Committee, an Information Technology Committee, and a Risk and Compliance Committee.

Bank Board and Committees. The business of the Bank is conducted at regular and special meetings of the Bank’s Board of Directors (the “Bank Board”) and its committees. The Bank Board and the Board of Directors are identically constituted. During 2025, the Bank Board held twelve regular meetings. The Bank Board maintains an Executive Committee, an Insurance Committee, an Investment and Asset Liability Committee, a Compensation Committee, an Information Technology Committee, a Risk and Compliance Committee, and an Audit Committee. The membership of these committees is the same as that of the comparable committees of the Company’s Board of Directors. These committees serve substantially the same functions at the Bank level as those at the Company level. The Bank Board also maintains a Loan Committee. Directors of the Bank are nominated by the Nominating and Governance Committee and elected by the Company as sole shareholder of the Bank.

Risk Management

The Board has an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Company’s Chief Risk Officer provides monthly updates to the Board with regard to the Bank’s Enterprise Risk Management. The Company’s Risk and Compliance Committee meets quarterly to oversee the mitigation of risks to the Company’s strategic plan and to oversee the Company’s compliance with consumer regulations. The Company’s Information and Technology Committee, which meets at a minimum once a quarter, is responsible for overseeing the Company’s technology strategy which includes reviewing risk management and risk assessment guidelines, policies regarding information technology security, and cybersecurity risk tolerance. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive and employee compensation plans and arrangements. The Audit Committee oversees the results of the independent registered public accounting firm’s annual attestation of the Company’s financial statements and the Company’s internal audit department’s control testing. The Nominating and Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. The Bank Board’s Loan Committee oversees general risks related to the Company’s lending policies. The Investment Committee oversees risk related to the Company’s investment policy, liquidity policy, and interest rate risk management policy. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks. The Board is confident, as outlined above, that proper independent oversight is in place to properly mitigate the Company’s risks.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics Policy that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at http://www.flushingbank.com by following the links to investor relations, investors, corporate profile, and then governance documents, and then Code of Business Conduct and Ethics Policy. Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company’s securities by directors, officers and employees that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In addition, it is the Company’s policy to comply with applicable securities laws when engaging in transactions in the Company’s securities. A copy of the Company’s Insider Trading Policy is filed herewith as Exhibit 19.

Anti-hedging/Pledging Policy

The Company has a policy prohibiting its executive officers and directors from engaging in any form of hedging transaction (derivatives, equity swaps, forwards, etc.) in the Company’s stock, including, among other things, short sales and transactions involving publicly traded options. In addition, with limited exceptions, the Company’s executive officers are prohibited from holding the Company’s stock in margin accounts and from pledging its stock as collateral for loans. The Company’s Insider Trading Policy, which is applicable to all levels of employees and to the Company’s directors, also prohibits all hedging transactions in the Company’s equity securities, regardless of whether or not such securities were granted as compensation. These policies further align executives’ interests with those of the Company’s shareholders.

Compensation Committee Interlocks and Insider Participation

During 2025, the Compensation Committee consisted of Messrs. Han (Chairman), DelliBovi, D’Iorio, and Grassi, and Ms. O’Brien. None of the members of the Compensation Committee is a former officer of the Company or the Bank.

Under the Bank’s lending policies, residential mortgage loans to immediate family members of directors are made at market rates of interest and other normal terms but with reduced origination fees. There were no such loans outstanding to an immediate family member of a director during 2025.

Role of Executive Officers in Compensation Decisions

The Chairman of the Board of Directors and the Chief Executive Officer annually review the performance of each named executive officer (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executive officers. Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation for other executive officers, including the structure and terms of these executives’ annual cash incentives and long-term equity incentives. Our Chief Executive Officer considers factors such as tenure, individual performance, responsibilities and experience levels of the executives, as well as the compensation of the executives relative to one another, when making recommendations regarding appropriate total compensation of our executives. Certain executives assist the Chief Executive Officer in structuring his proposals regarding the design of the annual cash incentives and long-term equity incentives; however, executives do not play any role in setting their own compensation. Our Chief Executive Officer either discusses his recommendations with the Chairman of the Compensation Committee or has management present them at Compensation Committee meetings. The compensation and benefits personnel within our human resources department support the Compensation Committee in the performance of its responsibilities. During fiscal year 2025, our Chief Financial Officer and Executive Vice President of Human Resources regularly attended the Compensation Committee meetings to provide perspectives on the competitive landscape, the needs of the business and information about our financial performance. The Compensation Committee periodically meets in executive session without management to deliberate on executive compensation matters. The Compensation Committee considers but is not bound to and does not always accept the Chief Executive Officer’s recommendations regarding executive compensation. The Compensation Committee reviews all recommendations in light of our compensation philosophy and generally seeks input from the Committee’s compensation consultant prior to making any final decisions.

Determining Executive Compensation and the Role of the Consultant

The Company’s executive compensation program is intended to link management’s pay with the Company’s annual and long-term performance. The Compensation Committee believes it is important to attract and retain highly qualified executive officers by providing compensation opportunities that are both competitive with the market for executive talent and consistent with the Company’s performance. The Compensation Committee has retained Pearl Meyer (the “Consultant” or “Pearl Meyer”), an independent nationally recognized compensation consulting firm, to advise the Compensation Committee with respect to compensation of the Company’s executive officers. The Consultant is retained by the Compensation Committee and reports directly to the Compensation Committee. The Consultant was instrumental in the development of the pay for performance philosophy of the Company and the development of the shareholder approved 2024 Omnibus Incentive Plan. In 2025, the Compensation Committee formally re-engaged the Consultant. The Consultant discussed with the Compensation Committee the philosophy for determining the 2025 compensation and discussed trends in the executive compensation arena to be considered. For a discussion of the elements involved in the Compensation Committee’s decisions regarding executive compensation, see “Executive Compensation—Compensation Discussion and Analysis.” The Compensation Committee also retained Aon Consulting, Inc. with respect to specific transaction matters discussed under “Executive Compensation—Compensation Discussion and Analysis—Certain Merger Related Compensation Actions” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of reports furnished to the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2025 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its executive officers and directors were complied with.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors.

Cash Compensation

For the fiscal year ended December 31, 2025, members of the Board of Directors who are not employees of the Company or the Bank (“Outside Directors”) were entitled to receive an annual retainer of $37,500 from the Bank with no additional retainer from the Company. In addition, in 2025, the Chairman of the Board received a fee of $75,000 for services to the Company and the Bank in those capacities. The Chairman of the Audit Committee received an additional annual retainer of $15,000, the Chairman of the Compensation Committee received an additional annual retainer of $10,000, and the Chairman of the Nominating and Governance Committee received an additional annual retainer of $7,500. Outside Directors also received meeting fees of $1,500 for each Board or Bank Board meeting attended, $1,300 for each Audit Committee meeting attended, and $1,000 for each other committee meeting attended, whether or not they are members of such committee. However, where the Board of Directors and the Bank Board meet on the same day, directors receive only a single Board meeting fee for such meetings. Similarly, directors receive only a single committee meeting fee where identically constituted committees of the Board of Directors and Bank Board meet on the same day.

Outside Directors who are members of the Loan Committee also receive a fee from the Bank for conducting on-site inspections of proposed real estate collateral for certain loans.

Equity Compensation

Pursuant to the Company’s 2024 Omnibus Incentive Plan, under which equity awards granted on or after May 29, 2024 were made, unless the Compensation Committee provides otherwise, each Outside Director receives an annual award of 4,800 restricted stock units (“RSUs”), or shares of restricted stock if so determined by the Compensation Committee, as of January 30 of each year. Upon initial election or appointment to the Board of Directors or a change to Outside Director status, an Outside Director receives a prorated portion of the annual award consisting of 400 shares of restricted stock (or RSUs if so determined by the Compensation Committee) for each full or partial month from the date of such person’s election or appointment or change in status to the following January 30.

Each award to an Outside Director vests with respect to one-third of the underlying shares on the January 30 following the date of grant, and an additional one-third of the underlying shares on each of the two subsequent January 30, provided the award holder is a director of the Company on each such date, unless the Compensation Committee provides otherwise. In the event the Outside Director ceases to be a director of the Company before an award has fully vested, the unvested portion of the award is forfeited. Awards to Outside Directors become fully vested in advance of such schedule upon a change of control of the Company or the Bank (if the director is a member of the Board of Directors at such time) or upon termination of the director’s service on the Board of Directors due to death, disability or retirement. For this purpose, retirement means a director’s termination of service after five years of service as an Outside Director if the director’s age plus years of service as an Outside Director equals or exceeds 55.

Unless the Compensation Committee provides otherwise, dividends or dividend equivalents on these awards are paid on a current basis, and the awards are settled in stock, generally at the time they vest. An RSU award entitles the award holder to receive one share of common stock (or the fair market value of a share in cash or other property) at a specified future time.

On each of January 28, 2025 and January 27, 2026, the Compensation Committee approved a grant of Company stock in the form of 4,800 RSUs to each Outside Director, which vests in full one year from the date of grant, thus deviating from the formula in the 2024 Omnibus Incentive Plan as outlined above. The Compensation Committee’s recommendation to the Board to grant equity at a value of $100,000, not to exceed 4,800 RSUs, with a one-year vesting period was a continuation of equity grant practices implemented in January of 2019.

Director Stock Ownership Guidelines

In November 2015, the Compensation Committee formally established Director Stock Ownership Guidelines for Outside Directors as a way to more closely align the interests of Outside Directors with those of the Company’s shareholders. These guidelines provide a direct link between Outside Director rewards and Company results and encourage Outside Directors to consider Company performance from a long-term as well as short-term perspective.

These stock ownership guidelines require Outside Directors to hold at least 5,000 shares of the Company’s common stock after five full years of board service. Compliance with these guidelines is mandatory for all Outside Directors of the Company.

Director Retirement Plan

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan, which provides benefits to each Outside Director who became an Outside Director before January 1, 2004 who has at least five years of service as an Outside Director and whose years of service as an Outside Director plus age equals or exceeds 55. Benefits are also payable to an Outside Director who became an Outside Director before January 1, 2004, and whose status as an Outside Director terminates due to death or disability or who is an Outside Director upon a change of control of the Company or the Bank. Any person who became an Outside Director after January 1, 2004, is not eligible to participate in the Outside Director Retirement Plan. Upon termination, an eligible director will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for 120 months.

In the event of a change of control, benefits under the plan will be paid in a cash lump sum; each eligible director will receive the equivalent of 120 months of benefits. In the event of an Outside Director’s death, the surviving spouse will receive the equivalent benefit. No benefit will be paid to an Outside Director who is removed for cause. The Company has guaranteed the payment of benefits under the Outside Director Retirement Plan. A director’s right to receive benefits under the plan is no greater than the right of an unsecured general creditor of the Bank or the Company.

Deferred Compensation Program for Outside Directors

The Bank has adopted an Outside Director Deferred Compensation Plan pursuant to which Outside Directors may elect to defer all or a portion of their annual retainer, meeting fees, and inspection fees. Deferred amounts are credited with earnings based on certain mutual fund investments. The deferred amounts plus earnings thereon will be paid to the director in cash after the director’s termination of service, either in a lump sum or, if the director so elects, in annual installments over a period not to exceed five years. The Company has guaranteed the payment of benefits under the Outside Director Deferred Compensation Plan. A director’s right to receive benefits under the plan is no greater than the right of an unsecured general creditor of the Bank or the Company. As of December 31, 2025, there were no participants in this plan.

Indemnity Agreements

The Company and the Bank have entered into an indemnity agreement with each of the directors which agreements provide for mandatory indemnification of each director to the full extent permitted by law for any claim arising out of such person’s service to the Company or the Bank. The agreements provide for advancement of expenses and specify procedures for determining entitlement to indemnification.

Director Compensation Table

The table below summarizes the compensation paid by the Company to Outside Directors for the fiscal year ended December 31, 2025.

Name (1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards ($)	Change in Pension Value and Deferred Compensation Earnings ($)(4)	All Other Compensation ($)	Total ($)
Alfred A. DelliBovi	179,500	67,056	—	—	—	246,556
Michael A. Azarian	82,500	67,056	—	—	—	149,556
James D. Bennett	83,000	67,056	—	—	—	150,056
Steven J. D’Iorio	99,300	67,056	—	—	—	166,356
Louis C. Grassi	98,500	67,056	—	—	—	165,556
Sam S. Han	89,000	67,056	—	—	—	156,056
Douglas C. Manditch	97,000	67,056	—	—	—	164,056
John J. McCabe	94,000	67,056	—	—	—	161,056
Donna M. O’Brien	90,000	67,056	—	—	—	157,056
Caren C. Yoh	83,500	67,056	—	—	—	150,556

(1)

John Buran, the President and Chief Executive Officer of the Company and the Bank, is also a director of the Company and the Bank but is not included in this table because, as an employee of the Company and the Bank, he receives no compensation for his services as director. The compensation received by Mr. Buran as an employee of the Company and the Bank is shown in the Summary Compensation Table on page 28.

(2)	Reflects the amount of compensation earned in 2025 for annual retainers, Board and committee Chair retainers, Board and committee meeting fees, and property inspection fees.
(3)

Reflects the grant date fair value of awards (excluding the effect of estimated forfeitures) granted in the fiscal year ended December 31, 2025. Assumptions used in the calculation of such amounts are included in note 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2026. As of December 31, 2025, each Outside Director had 4,800 RSUs outstanding.

(4)

Messrs. Azarian, DelliBovi, D’Iorio, Manditch, and Han, and Mses. O’Brien and Yoh are not eligible to participate in the Outside Director Retirement Plan because it was frozen before they satisfied the eligibility requirements. Messrs. Bennett, Grassi, and McCabe have maximized their annual retirement benefit under the Outside Director Retirement Plan based on their years of service.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation programs for our named executive officers (“NEOs”) captured in the table below. The CD&A also describes the processes followed by the Compensation Committee of the Board (“Compensation Committee” or “the Committee”) for making pay decisions as well as its rationale behind other matters which effect the compensation of the NEOs.

Name	Position(s)
John R. Buran	President and Chief Executive Officer
Susan K. Cullen	Senior Executive Vice President and Chief Financial Officer
Maria A. Grasso	Senior Executive Vice President, Chief Operating Officer and Corporate Secretary
Francis W. Korzekwinski	Senior Executive Vice President and Chief of Real Estate Lending
Michael Bingold	Senior Executive Vice President/Chief Retail and Client Development Officer

Executive Summary

2025 Performance Highlights

The Company continued to grow core deposits while maintaining strong credit discipline anchored by our low-risk profile and conservative loan underwriting. The Company’s ability to execute well and maintain our high level of service capacity, while continuing to build rewarding customer relationships, mitigate risk, and preserve strong liquidity and capital structure for financial strength and stability, are captured in the performance highlights below:

Performance Area	Highlights
Shareholders Returns & Value Creation

•

We paid dividends of $0.88 per common share in 2025, resulting in an annual dividend yield of 5.80% as of December 31, 2025, above the bank industry average of 2.24% for the same period (as reported by S&P Capital IQ in their S&P 500 Banks Index). The Company declared a quarterly dividend per common share of $0.22 per common share on February 24, 2026.

• The Company’s 2025 Total Shareholder Return (“TSR”) of 13.34% exceeded the 2.35% peer group median.

Profitable Growth	• Average total deposits increased 2.8% during 2025 to $7.5 billion.

• Cost of funds decreased 10.3% during 2025 to 3.14%.

• Average noninterest-bearing deposits increased 12% year-over-year to 13% of total deposits, providing a stable, low-cost funding base.

Asset Quality and Stability	• Tangible common equity to tangible assets was 8.14% at December 31, 2025, compared to 7.82% at December 31, 2024.

•

The Company’s capital ratios remain strong and exceed regulatory well-capitalized thresholds with Tier 1 leverage, Common equity tier 1, Tier-1 risk-based, and Total risk-based capital ratios of 8.52%, 10.61%, 11.36%, and 14.90%, respectively, as of December 31, 2025, exceeding regulatory requirements to be considered well capitalized of 5%, 6.5%, 8% and 10%, respectively.

Strategic Accomplishments

•

In December 2025, the Company entered into a definitive merger agreement with OceanFirst Financial Corp. pursuant to which the Company will combine with OceanFirst Financial Corp. in an all-stock merger transaction. Upon completion of the Company merger, Flushing Bank will merge into OceanFirst Bank, N.A., with OceanFirst Bank, N.A. surviving the bank merger.

2025 Compensation Actions At-A-Glance

•

Base Salary—The Committee met in November 2024 and subsequently in January 2025 to review the benchmarking analyses prepared by our independent compensation consultant, Pearl Meyer. The benchmarking analyses, along with a variety of other factors, are used to set 2025 pay levels. At that time, the analyses indicated that the base salaries of the Company’s NEOs were generally aligned within a competitive range of the market. Accordingly, the Committee resolved in January 2025 that no base salary increases would be given to the Company’s NEOs.

In November of 2025 and in January of 2026, the Compensation Committee convened to review 2025 Company performance and pay levels versus a benchmarking analysis provided by Pearl Meyer which is used to set 2026 pay levels. The Pearl Meyer analysis indicated that the base salaries of the NEOs were generally aligned within a competitive range of the market. Accordingly, the Compensation Committee did not adjust any of the NEOs’ base salaries in January of 2026.

•

Performance-Based Annual Incentives—Based on our 2025 financial performance and consistent with our program design, the NEOs received annual incentive awards payouts of 98% of target. See “Performance-Based Annual Incentives” below.

•

Long Term Incentives—For 2025, the Compensation Committee again granted target long-term incentive awards using a 50%/50% mix of performance-based restricted stock units and time-based restricted stock units to each of the NEOs. Performance-based restricted stock unit awards vest at the end of a three-year performance period (subject to achievement of performance goals) and time-based restricted stock units cliff vest 100% on the third anniversary of the date of grant. The Compensation Committee believes this equity mix offers a balanced approach to long-term incentives, maintaining a strong focus on retention and stockholder value while ensuring our long-term incentive program remains competitive.

The Compensation Committee implemented a performance vesting equity component to the annual long term incentive grant in 2019, in an effort to further align executive compensation with that of the long-term interests of our shareholders. Following the Committee’s review of the Company’s long-term incentive performance goals in the three-year performance period (2023-2025), the Compensation Committee determined that the 2023 performance restricted stock units were not earned—since achievement of performance goals fell below the threshold level. See “Long-Term Equity Incentive Compensation” below.

Impact of Advisory Say-On-Pay Vote

At our 2025 Annual Meeting of Shareholders, 89% of the votes cast on Say-On-Pay were voted in approval of the compensation of the NEOs. The Compensation Committee and senior management continued their shareholder engagement efforts in 2025. During 2025, we directly telephoned, emailed, and/or engaged in discussions with over 14 of our largest institutional investors representing approximately 40% of our total outstanding shares. Where investors were not readily available, we followed up where appropriate to maximize our connectivity. We were successful in establishing direct discussions with approximately a quarter of our largest institutional investors. When we were not able to engage in direct communication, we encouraged open dialogue with our shareholders throughout the year. Several institutions confirmed that they are not structured to engage in open dialogue and continue to outsource their proxy voting.

Key Governance Features

The following practices highlight our compensation governance structure:

What We do	What We Don’t Do

✓  Pay for performance

✓  50% of our annual long-term incentives are granted using performance-based awards

✓  Vest our long-term incentives over a multi-year period

✓  Require our executive officers to own stock through robust stock ownership guidelines and holding requirements

✓  Include a per-individual maximum cap on our annual cash incentive plan

✓  Conduct an annual “say on pay” vote

✓  Conduct annual shareholder outreach

✓  Conduct an annual risk assessment of our compensation program

✓  Engage an independent compensation advisor

✓  Have an independent compensation committee

✘ Permit our executives to hedge company stock ✘ Permit our executives to pledge company stock ✘ Repricing of stock options ✘ Issue new employment agreements with excise tax gross ups feature

What Guides Our Compensation Program

Our Executive Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals of the Company in a risk appropriate fashion, and which aligns executives’ interests with those of the shareholders rewarding performance at or above established goals, with the ultimate objective of improving shareholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peers. The Compensation Committee targets total direct compensation to be within a competitive range of the median of the markets we draw talent from, taking into consideration experience, role, contributions, and criticality.

Elements of Compensation

Our compensation philosophy is supported by the following principal elements of pay:

Compensation Element	How It’s Paid	Purpose
Base Salary	Cash (Fixed)	Provide a competitive base salary relative to similar positions in the market and enable the Company to attract and retain highly skilled executive talent.

Annual Incentives	Cash (Variable— Performance based)	Focus executives on achieving annual financial and strategic objectives that promote growth, profitability, and returns.

Long-Term Incentives	Equity (Variable—50% Performance Based)	Provide incentives for executives to reach financial goals and align their long-term economic interests with those of shareholders through meaningful use of equity compensation.

The pay mix of total direct compensation for our NEOs includes base salary, performance-based annual incentives, and both long-term performance and time-based equity incentives. We believe that these compensation components help balance the incentive for our executives to achieve annual goals but not take undue risk.

The Decision-Making Process

Role of the Compensation Committee

Our Compensation Committee has the primary responsibility for approving our compensation philosophy and programs as they relate to our NEOs. The Committee is comprised of independent, non-employee members of the Board. The Committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which is publicly available on the Company’s website at http://www.flushingbank.com by following the links to investor relations, investors, corporate profile, and then governance documents, and then Compensation Committee Charter of FFIC.

The Committee makes all final decisions regarding the elements of our NEOs’ compensation, except for the CEO, whose compensation is determined by the independent members of the full Board, based upon recommendations of the Committee.

The Role of Management

Members of our management team attend regular meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. The Committee and subsequently the independent members of the Board review the CEO’s performance and make all final determinations regarding CEO compensation after conducting their review. For other NEOs, the Committee reviews the CEO’s assessment of their performance and proposed pay decisions. Only the Committee members are allowed to vote on decisions regarding NEO compensation. The CEO does not participate in the deliberations of the Committee regarding his own compensation.

Role of Compensation Consultant

The Compensation Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Compensation Committee has the funding it needs for these purposes.

The Compensation Committee retained Pearl Meyer in 2025 as its independent executive compensation consultant. The services Pearl Meyer provides include advising the Compensation Committee on the principal aspects of the executive compensation program and evolving best practices and providing market information and analysis regarding the competitiveness of our program design and awards in relationship to our performance (although the Compensation Committee retained Aon Consulting, Inc. with respect to specific transaction matters discussed under “Certain Merger Related Compensation Actions” below).

None of the Company’s management team participated in the Compensation Committee’s decision to retain Pearl Meyer. Pearl Meyer reports directly to the Compensation Committee, and the Compensation Committee may replace Pearl Meyer or hire additional consultants at any time.

The Compensation Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. The Compensation Committee conducted a specific review of its relationship with Pearl Meyer in 2025 and determined that Pearl Meyer’s work for the Compensation Committee did not raise any conflicts of interest taking into account the “independence factors” identified by the SEC and NASDAQ. The Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.

In 2025, Pearl Meyer prepared executive compensation analyses with regard to the NEOs. This analysis included a review of the competitiveness of compensation levels, a pay for performance analysis, and a retention analysis. Pearl Meyer utilized a group of publicly traded financial institutions (collectively the “Peer Group”), disclosed in its analysis below.

Use of Peer Group

The Peer Group analysis is typically performed and reviewed annually. In order to capture an appropriate view of the Company’s competitors, Pearl Meyer utilized the following Peer Group, consisting of 21 banks, which are close to the Company’s size (generally, no more than twice as large and no less than half the size of the Company in terms of assets) and which are located in major urban/suburban areas of the Northeast United States. At the time the Peer Group analysis was performed, the median asset size of the Peer Group and the Company was $11.5 billion and $8.8 billion, respectively.

Berkshire Hills Bancorp, Inc.	NBT Bancorp Inc.
Brookline Bancorp, Inc.	Northwest Bancshares, Inc.
Columbia Financial Inc.	Northfield Bancorp, Inc.
Community Bank System, Inc.	OceanFirst Financial Corp.
ConnectOne Bancorp, Inc.	Peapack-Gladstone Financial Corp.
Dime Community Bancshares, Inc.	Provident Financial Services, Inc.
Eagle Bancorp, Inc.	Sandy Springs Bancorp, Inc
First of Long Island Corporation	S&T Bancorp, Inc.
First Commonwealth Financial Corporation	Tompkins Financial Corporation
Kearny Financial Corporation	TrustCo Bank Corp NY
Washington Trust Bancorp, Inc.

Year over year changes to the Peer Group included the removal of Lakeland Bancorp, Inc., following the completed merger with Provident Financial Services, Inc.

In determining the amount of compensation for the NEOs, the Compensation Committee typically reviews each element of total compensation against the Peer Group. Total compensation is comprised of annual base salary, annual earned bonus, the grant date value of long-term incentive awards, and other proxy-reported compensation not captured in salary, bonus, or long-term incentives. Based on the recommendation of Pearl Meyer, the Compensation Committee then considers setting salaries within a competitive range of the Peer Group based on individual performance. The Compensation Committee continues to focus on maintaining total compensation within our updated disclosed philosophy by assuring the variable components of compensation have a strong pay-for-performance orientation.

In addition to the Peer Group data, the Compensation Committee considered factors and sources of compensation information when determining compensation amounts, such as the individual executive’s level of responsibility, individual performance, the financial and operational performance of the Company, and the Company’s performance in relation to internal budgeted amounts and performance of competitors. Indicators of financial and operational performance considered by the Compensation Committee include, among others, total assets, core operating pre-tax income, core operating earnings per diluted common share, core operating return on average equity and book value per share. The achievements of certain strategic goals that are part of the Company’s Strategic Plan were also taken into consideration. The Compensation Committee also compared the Company’s performance against the performance of the Peer Group with respect to certain other indicators, including such performance measures as total shareholder return, return on average assets, net interest margin, and efficiency ratio.

Our 2025 Executive Compensation Program in Detail

Base Salary

As outlined above under “2025 Compensation Actions-At-A-Glance,” base salary is designed to provide competitive levels of guaranteed compensation to executives based upon their experience, duties, scope of responsibility, overall individual performance, and ability to successfully navigate complexities of the greater banking environment. Additionally, the Company pays base salaries because they provide a basic level of compensation that is necessary to retain key tenured executives. Base salary levels are also important because they are used to determine the target amount of the performance-based incentive bonuses and the amount of retirement benefits.

In determining the base salaries of our NEOs, the Compensation Committee considered a variety of factors including the individual executive’s level of responsibility and individual performance and the financial and operational performance of the Company and the Bank relative to internal budgeted amounts and performance of competitors. The benchmarking analysis prepared by Pearl Meyer for 2025 indicated that base salary levels of the Company’s NEOs were generally aligned with the market. Accordingly, the Compensation Committee did not adjust any of the NEOs’ base salaries for the fiscal year 2025.

Performance-Based Annual Incentives

The Company offers NEOs the opportunity to earn performance-based annual cash incentive bonuses to drive the achievement of performance goals for the year. These bonuses are provided consistent with the Company’s Annual Incentive Plan for Executives and Senior Officers (the “Incentive Bonus Plan”).

Under the Incentive Bonus Plan for 2025, the target bonus for each NEO as a percentage of his or her base salary was as follows:

•	CEO/President Fifty-five percent (55%)

•	Senior Executive Vice President Forty-five percent (45%)

For all of our NEOs, the performance criteria used were solely based on Company financial performance metrics. These criteria consisted of:

•	core operating earnings per diluted common share; and

•	core operating return on average equity, with each of these factors weighted equally.

The Compensation Committee concluded that these performance criteria continued to be appropriate for 2025. They are well-recognized measures of performance and profitability in the banking industry.

The Company uses core operating results to set Incentive Bonus Plan target performance rather than using accounting principles generally accepted in the United States (“GAAP”) measures because core operating results exclude one-time gains and losses and other non-recurring items that may be related to strategic decisions involving long-term opportunities or risk mitigation. The Company believes this measure of earnings is an important indication of ongoing operations (as defined in the Reconciliation of GAAP Earnings and Core Earnings table provided in Exhibit 99.1 on the Company’s current report on Form 8-K filed on January 27, 2026). The Company believes this earnings measure is important to management and investors in evaluating its ongoing operating performance.

For each performance factor, the threshold performance level was set at 80% of the target level, and the maximum performance level was set at 130% of the target level. Performance results within these benchmarks are linearly interpolated. Target, minimum and maximum bonus amounts for established performance targets were subject to reduction, but not increase, at the discretion of the Compensation Committee.

The target performance levels for 2025 were consistent with the Company’s Strategic Plan as approved by the Board of Directors and were set in early 2025. The performance levels determined as set forth below for the Incentive Bonus Plan for 2025 were designed by the Compensation Committee consistent with the Company’s 2025 Strategic Plan and in the context of numerous complex and uncertain risks to our 2025 performance as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 6, 2026. The targets set for 2025 represented an increase compared to both actual 2024 achievement levels and 2024 target performance goals.

For 2025, target level performance was set as follows:

•

Core operating earnings per diluted common share of $1.24. For this purpose, core operating earnings per diluted common share excludes the effects of the net gains or losses from fair value adjustments, net gains or losses on sale of securities, life insurance proceeds, net gains or losses from fair value adjustments on qualifying hedges, net amortization of purchase accounting adjustments, costs associated with the pending OceanFirst Financial Corp. merger, and miscellaneous expense.

•	Core operating return on average equity of 5.89%. For this purpose, the items excluded above for determining core operating earnings per diluted common share are also excluded.

As a result of the above considerations and based on our 2025 financial performance and consistent with our program design, the NEOs received annual incentive awards payouts of 98% of target.

	Performance Levels					Actual Results
Performance Factors	Below Threshold		Threshold	Target	Maximum	Achievement	Payout (as a % of Target)
Core operating earnings per diluted common share	<$	0.99	$0.99	$1.24	$1.61	$1.22	98%
Core operating return on average equity		<4.71%	4.71%	5.89%	7.66%	5.84%	99%
Payout (as a % of Target)		0%	60%	100%	150%	—	98%

The amount of compensation earned by each of the NEO’s under the Incentive Bonus Plan for 2025 is shown in the Summary Compensation Table on page 28 in the “Non-Equity Incentive Plan Compensation” column.

In connection with the Company’s pending merger transaction with OceanFirst Financial Corp., the Company paid 85% of the estimated annual incentive award under the Incentive Bonus Plan in December 2025 and the remaining actual amount of the annual incentive award that was earned at the normal bonus payment time in January 2026. In December 2025, the participants in the Incentive Bonus Plan, including the NEOs, entered into annual bonus pre-payment agreements with the Company, which would have required repayment of the estimated portion of the annual incentive award that was paid in December 2025 if actual performance had not met estimates or if employment had terminated prior to the normal bonus payment date in January 2026.

Long-Term Equity Incentive Compensation

The Company provides the NEOs with long-term equity incentive compensation to encourage them to focus on long-term Company performance and to provide an opportunity for them to increase their ownership stake in the Company.

The Compensation Committee periodically evaluates the use of all forms of long-term equity incentive instruments. Annual equity grants to the NEOs in 2025 consisted of a 50%/50% mix of performance-based and time-based equity as follows:

•	performance-based restricted stock units vesting at the end of the three-year performance period (subject to achievement of performance goals); and

•	time-based restricted stock units vesting 100% on the third anniversary of the date of grant, which supports our leadership retention objectives and focuses the NEOs on long-term performance.

The Compensation Committee grants performance-based and time-based restricted stock units to each of our NEOs to align with shareholder interests and to also limit shareholder dilution. Target award opportunities are determined using various factors, including individual performance, market data, and overall Company performance metrics.

The table below shows the annual equity awards, the number of target performance-based restricted stock units and time-based restricted stock units, and the grant date fair value of the awards, as reported in the Grants of Plan Based Awards in 2025 table on page 30 for each of the NEOs:

	2025 Annual Equity Awards
	Performance Based		Time-Based
NEO	# of Units	Grant Date $ Value	# of Units	Grant Date $ Value
John R. Buran	13,000	$189,280	13,000	$189,280
Susan K. Cullen	6,400	$93,184	6,400	$93,184
Maria A. Grasso	6,900	$100,464	6,900	$100,464
Francis W. Korzekwinski	6,400	$93,184	6,400	$93,184
Michael Bingold	6,400	$93,184	6,400	$93,184

(1)	Performance-based restricted stock units vest at the end of the three-year performance period subject to achievement of performance goals as described below.
(2)	Time-based restricted stock units vest 100% on the third anniversary of the date of grant, generally subject to continued employment.

In January 2025, the Compensation Committee determined the performance metrics for the performance-based restricted stock units which were the following two equally weighted metrics: (1) total charge offs, and (2) increase tangible book value per share. Performance-based restricted stock units will be earned, if at all, based on the achievement of the performance goals during the three-year performance period as determined by the Compensation Committee in its sole discretion. For each performance goal, the amount of performance-based restricted stock units that may be earned (as a percentage of the target grant amount) at each of the threshold, target and maximum levels are as follows:

	Below Threshold	Threshold	Target	Maximum
Earned PRSUs	0%	50%	100%	150%

Performance below the threshold-level during the performance period will result in no performance-based restricted stock units being earned with respect to the applicable performance goal. Performance above the maximum level during the performance period will result in no more than the maximum performance-based restricted stock units being earned with respect to the applicable performance goal. In addition, performance between the threshold-level and maximum-level will be calculated using linear interpolation.

In January 2026, the Company’s 2023 performance-based restricted stock unit grant settled following completion of the three-year performance period (2023-2025). Target level performance for these grants was set in 2023 as follows for the two equally weighted metrics:

•	Total charge-offs of 0.20% for the performance period. For this purpose, “total charge offs” meant the three-year total of net loans charged off divided by average loans over the same period.

•	Increase Tangible Book Value of 13.00% for the performance period. For this purpose, “increase tangible book value” meant the three-year increase in tangible equity.

Based on the Company’s achievement of the performance goals in the three-year performance period, the Compensation Committee determined that none of the 2023 performance-based restricted stock units was earned since achievement of performance goals fell below the threshold level.

	Performance Levels				Actual Results
Performance Factors	Below Threshold	Threshold	Target	Maximum	Achievement	Payout (as a % of Target)
Total charge-offs	>0.23%	0.23%	0.20%	0.17%	0.42%	0%
Increase Tangible Book Value	<10.40%	10.40%	13.00%	14.30%	(1.57)%	0%
Payout (as a % of Target)	0%	50%	100%	150%	—	0%

Other Compensation Practices, Policies and Programs

Executive Stock Ownership Guidelines

The Compensation Committee has formally established Executive Stock Ownership Guidelines for executive officers as a way to align the interests of key executives more closely with those of the Company’s shareholders. These guidelines provide a direct link between executive rewards and Company results and encourage executives to consider Company performance from a long-term as well as short-term perspective.

These stock ownership guidelines apply to all long-term equity awards made to executive officers on or after June 1, 2006. The amount to be retained depends on the executive’s position. The President/CEO, Senior Executive Vice Presidents, and Executive Vice Presidents are required to retain 50% of their “profit shares” and certain Senior Vice Presidents must retain 25% of their “profit shares.” Profit shares are defined as net shares acquired upon vesting of full-value awards following payment of applicable taxes with respect to the award. Shares subject to the ownership guidelines must be retained while the executive is employed by the Company until the executive reaches age 61, after which time the executive may dispose annually 20% of the aggregate number of profit shares then held. Compliance with these guidelines is mandatory for all executive officers of the Company.

Compensation Clawback Features

We are subject to Section 304 of the Sarbanes-Oxley Act of 2002, which requires the recovery of any bonus, or other incentive-based or equity-based compensation received from the Company, as well as any profits realized from the sale of securities of the Company, from our CEO and CFO if we are required to restate our financials due to material noncompliance with any financial reporting requirements as a result of misconduct. We have never been required to recover any compensation from our CEO or CFO under this provision. In October of 2023, the Company also adopted a clawback policy consistent with the requirements of Exchange Act Rule 10D-1 and NASDAQ Listing Rule 5608.

Certain Merger Related Compensation Actions

On December 29, 2025, in connection with the Company’s pending merger transaction with OceanFirst Financial Corp., the Company entered into retention award agreements (the “Retention Agreements”) with Messrs. Buran and Korzekwinski and Ms. Grasso. Under these agreements, each of Messrs. Buran and Korzekwinski and Ms. Grasso is eligible to receive a cash retention award. Fifty percent (50%) of each award will be earned upon the closing of the pending merger transaction, subject to continued employment through the closing date. The remaining fifty percent (50%) of the award will be earned on the six-month anniversary of the closing of the pending merger transaction, subject to continued employment, except in cases of termination without cause, due to death or disability, or resignation for good reason as defined in the agreements. Mr. Buran is expected to incur a triggering termination in connection with his termination of employment with the Company as of the closing date. If the merger does not occur and the merger agreement is terminated, no retention awards will be earned. Payments were made on or before December 31, 2025, subject to recoupment if the foregoing conditions are not satisfied. The agreements include confidentiality, non-solicitation, and, for Mr. Buran, non-competition covenants. The Compensation Committee engaged Aon Consulting, Inc. as the independent consultant with respect to the analysis and advice in the development of the Retention Agreements. See the section entitled “Potential Payments Upon Termination or Change of Control” on page 36 for the amounts of the cash retention awards.

In connection with the Company’s pending merger transaction with OceanFirst Financial Corp., the Company decided to terminate its retiree health and welfare plans and related contractual obligations, including those for Messrs. Buran, Korzekwinski, and Bingold, and Mses. Cullen and Grasso. In connection with such termination, each NEO entered into a release agreement (the “Release Agreements”) providing for a one-time cash payment in exchange for waiving any rights to retiree health and welfare benefits. These one-time payments were made in December 2025, and are shown in the Summary Compensation Table on page 28 in the “All Other Compensation” column.

Policies and Procedures Related to the Grant of Certain Equity Awards

The Company does not currently grant new awards of stock options, stock appreciation rights or similar option-like instruments. Accordingly, the Company does not have a specific policy or practice on timing of awards of such options in relation to the disclosure of material non-public information by the Company. In the event the Company determines to grant new awards of options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

Retirement Benefits

Tax-Qualified Retirement Benefits

The Company provides tax-qualified retirement benefits to substantially all of its employees, including the NEOs, in order to provide a competitive compensation package within the market in which the Company operates.

In 2006, the Company froze its defined benefit Retirement Plan and replaced it with the Defined Contribution Retirement Program (“DCRP”). Under the DCRP, employees receive an annual Company contribution equal to 4% of their eligible base salary (up to tax law limits). In 2019, the Company froze eligibility to the DCRP, excluding new hires who joined the Company after 2019.

The Company offers a tax-qualified retirement savings plan pursuant to which all full-time employees are eligible to contribute up to 25% of their annual salary on a pre-tax and/or post-tax basis (subject to tax law limits). The Company matches 50% of the first 6% of salary contributed by the employee. Additionally, the Company may make a profit-sharing contribution in an amount determined by the Company’s Board of Directors each year in its discretion. Employees who joined the Company after 2019 are ineligible to participate in that profit sharing. For 2025, the contribution was approximately 1% of eligible compensation (defined generally as base salary and annual bonus, subject to tax law limits).

Supplemental Retirement Benefits

In addition to the tax-qualified retirement benefits discussed above, the Company provides the named executive officers and certain other executives with the opportunity to participate in a supplemental retirement plan, the Supplemental Savings Incentive Plan (“SSIP”), which offers these individuals the opportunity to receive certain benefits not permitted to be provided under the tax-qualified plans due to tax law limitations. However, the SSIP does not provide credits for DCRP contributions which cannot be made to the tax-qualified plan to the extent base salary exceeds tax law limits.

The SSIP allows participating executives to defer a portion of their compensation. For amounts earned for 2019 or later, participating executives have the ability to defer up to 80% of their base salary and 100% of their bonus and incentive compensation into the SSIP. The Bank matches 50% of each participant’s eligible contributions to the SSIP. The maximum amount of the match, which varies by participant, is generally between 5% and 7% of base salary.

The Company also credits each participant’s account in the SSIP with a number of phantom shares of common stock of the Company equal to the number of shares of common stock that would have been contributed to the participant’s profit-sharing account under the tax-qualified plan but were not due to tax law limits. When dividends are paid on the common stock, dividend equivalents are deemed reinvested in additional phantom shares. These amounts are required to remain invested as phantom shares of Company common stock (whose value is determined by reference to the price of the Company’s common stock) until the participant’s termination of employment, thereby further aligning our executives’ interests with those of our shareholders. The Company wants management-level employees to have a significant investment in Company common stock and believes it is appropriate to have a portion of their supplemental retirement benefits invested in this way.

Pursuant to the terms of his employment agreement, Mr. Buran participated in a supplemental executive retirement plan (the “SERP”) as discussed in detail under the heading “Potential Payments Upon Termination or Change of Control” on page 36.

Perquisites and Other Personal Benefits

Perquisites and other benefits represent a small part of the Company’s overall compensation package and are offered only after consideration of business needs. Perquisites and other personal benefits provided to the NEOs are reviewed annually. The NEOs are provided with the use of a Company automobile or a car allowance. The use of company automobiles and car allowance are largely for business purposes. NEOs bear the tax cost attributable to their personal usage of the Company automobile. Attributed costs of this perquisite and other personal benefits for the NEOs for the fiscal year ended December 31, 2025, are not included in the Summary Compensation Table on page 28 since the aggregate incremental cost to the Company due to personal use for each named executive officer was less than $10,000.

Each NEO and certain other officers are offered the opportunity to participate in Bank Owned Life Insurance (“BOLI”) provided by the Bank. In the event of a BOLI participant’s death while employed by the Bank, his or her beneficiaries are entitled to a death benefit from the policy equal to two times the participant’s base salary at the time of death. Upon retirement from the Bank with five years of service, the death benefit coverage under the policy reduces to one time the base salary plus $50,000. Upon a participant’s termination of employment from the Bank, after five years of service but before eligibility for retirement, the death benefit coverage under the policy reduces to one time the base salary. At the time the Bank purchased the insurance policy providing for this coverage, it paid a single premium intended to fully fund the policy. The Summary Compensation Table on page 28 reflects the value of the insurance coverage provided under the policy in accordance with Internal Revenue Service guidelines.

Employment Agreements

The Company has entered into employment agreements with the NEOs. Information regarding payments to the NEOs pursuant to such employment agreements upon termination of employment or a change of control is provided under the heading “Potential Payments Upon Termination or Change of Control” on page 36.

Risk Assessment of Executive Officer Compensation

In 2025, we continued to enhance our risk assessment processes to comply with the United States Department of the Treasury’s requirement that all incentive plans be reviewed to ensure they do not motivate unnecessary or excessive risk that threatens the value of the Company. The Company is regulated by the Federal Reserve and the Bank, which is a New York State chartered commercial bank, is regulated by the New York Department of Financial Services and the Federal Deposit Insurance Corporation. We have always adhered to a conservative and balanced approach to risk. Our management and Board conduct regular reviews of our business in an effort to ensure we remain within appropriate regulatory guidelines and appropriate practice. We believe that our compensation programs reflect a balanced approach to rewarding performance across many different types of financial, customer, and employee performance measures.

Risk Assessment of Senior Executive Officer Plans

The Compensation Committee has reviewed the compensation programs for senior executive officers with the Company’s Chief Risk Officer. The Incentive Bonus Plan, which provides annual performance-based incentive compensation to our NEOs and other senior officers, contains a number of features that discourage our executives from taking unnecessary and excessive risk, including the following:

•	Performance targets are determined by the Compensation Committee and the Board based on the Company’s Strategic Plan as approved by the Board.

•

The performance measures applicable for the Chief Executive Officer and Senior Executive Vice Presidents are 100% based on Company-wide performance, and the measures applicable for the other participants, including the Executive Vice Presidents, are at least 70% based on Company-wide performance, thereby encouraging the entire management team to make decisions focused on the best long-term interests of the Company as a whole rather than on particular business lines.

•	There is a limit on the amount which can be paid to any executive under the plan, regardless of the amount by which performance exceeds target levels.

•

The Compensation Committee and the Board have discretion to reduce the amount of annual incentive payable below the amount otherwise earned under the plan formula, if it believes that the formulaic payout is not warranted that year, and in the past have exercised such discretion. While the annual Incentive Bonus Plan rewards achievement of short-term goals, the Company has several programs which encourage long-term value creation. Equity awards under the Company’s 2014 Omnibus Incentive Plan and 2024 Omnibus Incentive Plan were granted by the Compensation Committee subject to Board approval. Since 2019 the equity grants to senior executives have provided for both time-based restricted stock units that vest in equal installments over a five-year period or that cliff vest 100% in three years from the date of grant and performance-based restricted stock units that vest at the end of the three-year performance period (subject to achievement of performance goals). Moreover, the Company’s Executive Stock Ownership Guidelines require executive officers to hold a specified percentage of the shares acquired as equity awards throughout the period of their employment, except as described under the heading “Executive Stock Ownership Guidelines” on page 24. In addition, the Company’s Supplemental Savings Incentive Plan provides that amounts that cannot be credited as tax-qualified profit-sharing contributions be credited in the form of phantom shares of Company common stock and be held in such form until termination of employment.

We believe that our approach to goal setting, setting of targets with payouts at multiple levels of performance, evaluation of performance results, and negative discretion in the payout of incentives helps to mitigate excessive risk-taking that could harm our value or reward poor judgment by our executives. Features of our programs reflect sound risk management practices. We believe that we have allocated our compensation among base salary and short- and long-term incentive compensation in such a way as to not encourage excessive risk-taking. Moreover, the multi-year vesting of our equity awards and our share ownership guidelines enhance risk management over time.

In addition, both the senior executive officer plans and the employee compensation plans are subject to controls which mitigate the risks inherent in these plans. These controls include our risk review with the Company’s Chief Risk Officer, accounting processes, internal and external audit functions, and processes surrounding internal control over financial reporting and disclosure controls.

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Sam S. Han, Chairman Alfred A. DelliBovi Steven J. D’Iorio Louis C. Grassi, CPA Donna M. O’Brien

Summary Compensation Table

The table below summarizes the total compensation of each of the named executive officers for the fiscal years ended December 31, 2025, 2024 and 2023. The Company has entered into employment agreements with the named executive officers. A description of the material terms of these employment agreements is provided under the heading “Potential Payments Upon Termination or Change of Control” on page 36.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation ($)		Total ($)
John R. Buran	2025	1,160,500	—	378,560	—	622,653	49,451	675,243	(4)	2,886,407
President and Chief Executive	2024	1,160,500	—	395,035	—	687,342	23,651	167,173		2,433,701
Officer of the Company and the Bank	2023	1,105,721	—	569,715	—	191,483	38,986	136,750		2,042,655
Susan K. Cullen	2025	513,480	—	186,368	—	225,411	—	550,161	(5)	1,475,420
Senior Executive Vice President,	2024	513,480	—	194,996	—	248,829	—	74,171		1,031,476
Chief Financial Officer of the Company and the Bank	2023	489,242	—	331,834	—	69,320	—	60,956		951,352
Maria A. Grasso	2025	596,250	—	200,928	—	261,746	—	644,252	(6)	1,703,176
Senior Executive Vice	2024	596,250	—	208,444	—	288,939	—	84,122		1,177,755
President and Chief Operating Officer of the Company and the Bank, and Corporate Secretary	2023	568,105	—	347,826	—	80,494	—	68,728		1,065,153
Francis W. Korzekwinski	2025	518,053	—	186,368	—	227,418	—	656,578	(7)	1,588,417
Senior Executive Vice President	2024	518,053	—	194,996	—	251,045	—	75,212		1,039,306
and Chief of Real Estate Lending of the Company and the Bank	2023	493,600	—	331,834	—	69,937	37,265	61,770		994,406
Michael Bingold	2025	440,000	—	186,368	—	193,154	—	569,092	(8)	1,388,614
Senior Executive Vice President	2024	440,000	—	194,996	—	213,221	—	65,675		913,892
and Chief Retail and Client Development Officer of the Company and the Bank	2023	419,231	—	331,834	—	59,400	—	55,142		865,607

(1)

Amounts shown are not reduced to reflect the named executive officers’ elections, if any, to defer receipt of salary into the 401(k) Savings Plan or the Supplemental Savings Incentive Plan (“SSIP”). Amounts deferred into the SSIP in 2025 are shown in the “Executive Contributions in Last Fiscal Year” column of the Nonqualified Deferred Compensation Table on page 35.

(2)

Reflects the grant date fair value (excluding the effect of estimated forfeitures) for the grants of restricted stock units and performance restricted stock units (at target level of performance) made in the fiscal years ended December 31, 2025, which were granted pursuant to the 2024 Omnibus Incentive Plan, and December 31, 2024 and 2023, which were granted pursuant to the 2014 Omnibus Incentive Plan. If the performance restricted stock units were valued based on achievement of maximum level of performance, the amounts in the “Stock Awards” column for the performance restricted stock units in 2025 (and reflected in the Grants of Plan Based Awards Table), 2024, and 2023, respectively, would be: $283,920, $296,276, and $427,286 for Mr. Buran; $139,776, $146,247, and $248,876 for Ms. Cullen; $150,696, $156,333, and $260,870 for Ms. Grasso; $139,776, $146,247, and $248,876 for Mr. Korzekwinski; and $139,776, $146,247, and $248,876, for Mr. Bingold. Assumptions used in the calculation of such amounts are included in note 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2026.

(3)

Reflects the actuarial change in the present value of the named executive officer’s benefits under the Retirement Plan, which is the Bank’s only defined benefit pension plan. For 2025, the actuarial change in present value of Mr. Buran’s and Mr. Korzekwinski’s benefits under the Retirement Plan was $49,451 and ($169), respectively. Amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. The Retirement Plan was frozen effective September 30, 2006. Ms. Cullen, Ms. Grasso and Mr. Bingold are not eligible to participate in the Retirement Plan because it was frozen before they satisfied the eligibility requirements. There are no above-market or preferential earnings on deferred compensation because earnings under all non-qualified deferred compensation plans are pegged to investments that are available to the general public.

(4)

Consists of $9,992 in matching contributions to the 401(k) Savings Plan, $14,000 in contributions to the Defined Contribution Retirement Program (“DCRP”), $3,986 in profit sharing contributions, $126,260 in contributions allocated by the Company pursuant to the SSIP, $16,158 representing the value attributable to Bank Owned Life Insurance provided by the Bank (in accordance with the Internal Revenue Service guidelines), and a one-time payment of $504,847 in exchange for waiving any right to retiree health and welfare benefits under the Release Agreement.

(5)

Consists of $9,986 in matching contributions to the 401(k) Savings Plan, $14,000 in contributions to the DCRP, $3,986 in profit sharing contributions, $40,508 in contributions allocated by the Company pursuant to the SSIP, $1,674 representing the value attributable to Bank Owned Life Insurance provided by the Bank (in accordance with the Internal Revenue Service guidelines), and a one-time payment of $480,007 in exchange for waiving any right to retiree health and welfare benefits under the Release Agreement.

(6)

Consists of $9,917 in matching contributions to the 401(k) Savings Plan, $14,000 in contributions to the DCRP, $3,986 in profit sharing contributions, $59,297 in contributions allocated by the Company pursuant to the SSIP, $1,980 representing the value attributable to Bank Owned Life Insurance provided by the Bank (in accordance with the Internal Revenue Service guidelines), and a one-time payment of $555,072 in exchange for waiving any right to retiree health and welfare benefits under the Release Agreement.

(7)

Consists of $9,911 in matching contributions to the 401(k) Savings Plan, $14,000 in contributions to the DCRP, $3,986 in profit sharing contributions, $50,597 in contributions allocated by the Company pursuant to the SSIP, $1,907 representing the value attributable to Bank Owned Life Insurance provided by the Bank (in accordance with the Internal Revenue Service guidelines), and a one-time payment of $576,177 in exchange for waiving any right to retiree health and welfare benefits under the Release Agreement.

(8)

Consists of $10,500 in matching contributions to the 401(k) Savings Plan, $14,000 in contributions to the DCRP, $3,986 in profit sharing contributions, $33,668 in contributions allocated by the Company pursuant to the SSIP, $1,866 representing the value attributable to Bank Owned Life Insurance provided by the Bank (in accordance with the Internal Revenue Service guidelines), and a one-time payment of $505,072 payment in exchange for waiving any right to retiree health and welfare benefits under the Release Agreement.

Grants of Plan Based Awards in 2025

All stock and non-equity incentive plan awards granted by the Company to the named executive officers in 2025 are shown in the following table. They were all granted under the 2024 Omnibus Incentive Plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number Units(3) (#)	Grant Date Fair Value of Stock Awards(4) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John R. Buran	1/28/2025	382,965	638,275	957,413
	1/28/2025				6,500	13,000	19,500		189,280
	1/28/2025							13,000	189,280
Susan K. Cullen	1/28/2025	138,640	231,066	346,599
	1/28/2025				3,200	6,400	9,600		93,184
	1/28/2025							6,400	93,184
Maria A. Grasso	1/28/2025	160,987	268,312	402,469
	1/28/2025				3,450	6,900	10,350		100,464
	1/28/2025							6,900	100,464
Francis W. Korzekwinski	1/28/2025	139,874	233,124	349,686
	1/28/2025				3,200	6,400	9,600		93,184
	1/28/2025							6,400	93,184
Michael Bingold	1/28/2025	118,800	198,000	297,000
	1/28/2025				3,200	6,400	9,600		93,184
	1/28/2025							6,400	93,184

(1)

Reflects total amounts payable under the Incentive Bonus Plan at threshold, target and maximum levels of performance. For 2025, amounts were payable for performance at 98% of target level for Mr. Buran, Ms. Cullen, Ms. Grasso, Mr. Korzekwinski, and Mr. Bingold. The performance targets and the extent to which they were achieved are discussed in “Executive Compensation—Compensation Discussion and Analysis” under the subheading “Performance-Based Annual Incentives” on page 21.

(2)

Reflects the threshold, target and maximum payouts for the performance restricted stock units for the three-year performance period beginning January 1, 2025 and ending December 31, 2027. The target payout is equal to 100% of the granted units and represents the number of performance restricted stock units that may be earned for achieving the target level of performance for both performance goals; the maximum payout is 150% of the target number of performance restricted stock units and represents the number of performance restricted stock units that may be earned for achieving the maximum level of performance for both performance goals; and the threshold payout is 50% of the target number of performance restricted stock units and represents the number of performance restricted stock units that may be earned for achieving the threshold level of performance for both performance goals. No performance restricted stock units are earned for below threshold level of performance.

(3)

All of these awards are grants of restricted stock units. They cliff vest 100% on the third anniversary of the date of grant subject to continued employment, but vest in full upon the holder’s death or disability or upon a change of control. See “Long-Term Equity Incentive Compensation” on page 22. The restricted stock units provide for current payment of cash dividends.

(4)

Reflects the grant date fair value (excluding the effect of estimated forfeitures) for each award. Amounts assume target level performance for the performance restricted stock units. Assumptions used in the calculation of such amounts are included in note 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2026.

Outstanding Equity Awards at 2025 Fiscal Year-End

		Stock Awards
Name:	Grant Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
John R. Buran	1/28/2025	13,000	197,210	13,000	197,210
	1/25/2024	11,750	178,248	11,750	178,248
	1/26/2023	8,550	129,704	—	—
	1/27/2022	4,700	71,299	—	—
	1/28/2021	2,350	35,650	—	—

Totals		40,350	612,111	24,750	375,458

Susan K. Cullen	1/28/2025	6,400	97,088	6,400	97,088
	1/25/2024	5,800	87,986	5,800	87,986
	1/26/2023	4,980	75,547	—	—
	1/27/2022	2,320	35,194	—	—
	1/28/2021	1,160	17,597	—	—

Totals		20,660	313,412	12,200	185,074

Maria A. Grasso	1/28/2025	6,900	104,673	6,900	104,673
	1/25/2024	6,200	94,054	6,200	94,054
	1/26/2023	5,220	79,187	—	—
	1/27/2022	2,480	37,622	—	—
	1/28/2021	1,240	18,811	—	—

Totals		22,040	334,347	13,100	198,727

Francis W. Korzekwinski	1/28/2025	6,400	97,088	6,400	97,088
	1/25/2024	5,800	87,986	5,800	87,986
	1/26/2023	4,980	75,547	—	—
	1/27/2022	2,320	35,194	—	—
	1/28/2021	1,160	17,597	—	—

Totals		20,660	313,412	12,200	185,074

Michael Bingold	1/28/2025	6,400	97,088	6,400	97,088
	1/25/2024	5,800	87,986	5,800	87,986
	1/26/2023	4,980	75,547	—	—
	1/27/2022	2,320	35,194	—	—
	1/28/2021	1,130	17,142	—	—

Totals		20,630	312,957	12,200	185,074

(1)

Generally, restricted stock units granted prior to 2024 vest at a rate of 20% per year over a period of five years and restricted stock units granted in 2024 and after cliff vest 100% on the third anniversary of the date of grant, with immediate vesting on retirement (with the exception of 2,500 restricted stock units granted to each NEO on January 26, 2023 and all restricted stock units granted to each NEO in 2024 and after), death or disability, or upon a change of control.

(2)	Market value is based on the closing market price of the Company’s common stock on December 31, 2025, which was $15.17.
(3)

Vesting of the performance restricted stock units granted in 2024 and 2025 occurs on a 3-year cliff basis and has a payout range of 0% to 150% of target based on achievement of performance goals over a 3-year performance period beginning on January 1 in the year of grant and ending on December 31 three years from date of grant. The number of units in this column for the 2024 grant and 2025 grant represent target payouts, as performance, as of December 31, 2025, was trending at target for the 2024 and 2025 grants.

Stock Vested in 2025

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John R. Buran	7,550	118,923
Susan K. Cullen	3,980	62,779
Maria A. Grasso	4,220	66,553
Francis W. Korzekwinski	3,980	62,779
Michael Bingold	3,980	62,779

Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer, under the Bank’s Retirement Plan determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

Name	Plan Name	Number of Years Credited Service(1) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
John R. Buran	Retirement Plan	5.8	424,045	—
Susan K. Cullen(3)	Retirement Plan	—	—	—
Maria A. Grasso(3)	Retirement Plan	—	—	—
Francis W. Korzekwinski	Retirement Plan	13.0	526,530	—
Michael Bingold(3)	Retirement Plan	—	—	—

(1)	Number of years of credited service was frozen under the Retirement Plan as of September 30, 2006.
(2)

Present value of accumulated benefit as of December 31, 2025. See note 12 to the Company’s audited financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on March 6, 2026 for the assumptions used in determining this value. Estimated annual retirement benefit payable as a single life annuity at age 76 for Mr. Buran and age 62 for Mr. Korzekwinski (which is the earliest age Mr. Korzekwinski would receive unreduced retirement benefits), based on the assumption that such officers retire at age 76 and age 62, respectively.

(3)

Ms. Grasso, Ms. Cullen and Mr. Bingold joined the Company in May of 2006, August of 2015 and May of 2013, respectively. Ms. Grasso, Ms. Cullen, and Mr. Bingold are not eligible for the Bank’s Retirement Plan because they did not satisfy the one year of service eligibility requirement prior to the plan freeze.

Participants in the Retirement Plan earn a full annual retirement benefit at normal retirement age (the later of age 65 or the fifth anniversary of participation) equal to the sum of (1) 2% of “average annual earnings” (the average annual base salary for the three consecutive years out of the final ten years of service which produces the highest average) times years of credited service prior to March 1, 1993, up to 30 years, plus (2) 1.6% of “average annual earnings” times years of credited service after February 28, 1993, plus (3) 0.45% of “average annual earnings” in excess of “average social security compensation” (as determined pursuant to Internal Revenue Service regulations) times years of credited service after February 28, 1993. The total years of credited service taken into account cannot exceed 35 years. Participants also earn a full annual retirement benefit upon retirement at age 62 with 20 years of service. Participants earn a reduced annual early retirement benefit upon retirement at age 60 (without regard to their years of service) or if their age plus the number of years of credited service equals 75. The early retirement benefit is generally the full retirement benefit reduced by 0.25% for each month the benefit commences prior to age 65 (prior to age 62 if the retiree has 20 years of service).

The Retirement Plan was frozen effective as of September 30, 2006. As a result, no additional benefits will accrue after that date. In applying the above benefit formulas, compensation and service after September 30, 2006, are disregarded, except that service after that date will continue to be recognized in determining vested service and eligibility for early retirement. Compensation taken into account under the plan was limited by the Internal Revenue Code. The limit that was in effect at the time of the plan freeze was $210,000.

Benefits under the Retirement Plan are paid in the form of a monthly annuity for the life of the retiree. Retirees may elect one of several actuarially equivalent alternative annuity forms of benefit under which monthly benefits would be reduced during the life of the retiree but benefits would continue to be payable after the retiree’s death, either for the life of the retiree’s beneficiary or for a specified number of years.

Annual benefits under the Retirement Plan are limited by federal tax laws. As a general rule, during 2025, annual benefits were limited to $280,000. The Retirement Plan is funded by the Bank on an actuarial basis. Participants earn a vested right to their accrued retirement benefit upon completion of five years of service with the Bank or its participating affiliates.

Nonqualified Deferred Compensation

Pursuant to the Bank’s Supplemental Savings Incentive Plan (“SSIP”), eligible officers, including all the named executive officers, may defer a portion of their compensation and receive matching credits with respect to such deferrals. Deferral elections are made by eligible executives in December of each year for amounts to be earned for the following year. For amounts earned prior to 2019, eligible executives were able to elect to defer up to 15% of salary less 6% of their compensation as defined under the Bank’s 401(k) Savings Plan. For amounts earned for 2019 or later, participating executives may elect to defer up to 80% of their base salary and 100% of their bonus and incentive compensation into the SSIP. The Bank matches 50% of each participant’s eligible contributions to the SSIP. The maximum amount of the match, which varies by participant, is generally between 5% and 7% of base salary.

All the above credits may be invested by executives in any funds available under the SSIP. The table below shows the funds available under the SSIP, and their annual rate of return for the calendar year ended December 31, 2025, as reported by the administrator of the SSIP.

Name of Fund	Rate of Return
American Funds New World Fund R-6	28.60%
Blackrock Liquidity Funds FedFund Institutional Shares	4.20%
ClearBridge Small Cap Growth Fund Class IS	9.69%
Cohen & Steers Real Estate Securities Fund, Inc. Class Z	4.41%
Columbia Dividend Income Fund Institutional 3 Class	15.92%
Fidelity 500 Index Fund	17.86%
Fidelity Mid Cap Index Fund	10.57%
JPMorgan Large Cap Growth Fund Class R6	14.40%
JPMorgan Strategic Income Opportunities Fund Class R6	4.30%
Nationwide Geneva Small Cap Growth Institutional Service Class	(8.24)%
PGIM High Yield Fund Class R6	9.14%
PIMCO Real Return Fund Institutional Class	8.17%
T Rowe Price Spectrum Conservative Allocation Fund I Class	12.07%
T Rowe Price Spectrum Moderate Allocation Fund I Class	17.23%
T Rowe Price Spectrum Moderate Growth Allocation Fund I Class	14.66%
Thornburg International Equity Fund Class R6	33.56%
Undiscovered Managers Behavioral Value Fund Class R6	1.84%
Victory Pioneer Bond Fund Class K	8.96%

Supplemental credits, in the amount that would have been credited to a participant’s account in the 401(k) Savings Plan as discretionary profit sharing contributions but for tax code limitations, are credited under the SSIP in the form of phantom shares (whose value is determined by reference to the Company’s common stock). When dividends are paid on the common stock, dividend equivalents on such phantom shares are deemed reinvested in additional phantom shares. All phantom shares credited under the SSIP are required to remain invested as phantom shares until the participant’s termination of employment.

Amounts deferred by a participant are always fully vested. Matching credits and supplemental credits vest in accordance with the same schedule as the corresponding contributions under the tax-qualified plan, which generally vest in 20% increments upon completion of each of the first five years of service, but vest in full upon the participant’s retirement, death, or disability or upon a change of control. All the named executive officers are 100% vested under the SSIP.

Benefits under the SSIP are paid in cash, in either a lump sum payment or in annual installments, as elected by the executive. Amounts credited prior to 2010 cannot be distributed prior to a participant’s termination of employment. For amounts credited beginning in 2010, a participant may elect to have all, or a portion of the compensation deferred at the participant’s election, together with the related matching credits, distributed prior to termination of employment. The participant must specify the amount and date of distribution at the time he or she elects to defer the compensation, and the distribution date must be at least two years after the deferral election is made.

Pursuant to Mr. Buran’s employment agreement, the Company annually credited $50,000 to a bookkeeping account as a supplemental retirement benefit (“SERP”) from 2006-2015. Amounts credited to Mr. Buran’s SERP account may be invested in the same funds available under the SSIP, which funds are listed above. Mr. Buran’s SERP is discussed in further detail under the heading “Potential Payments Upon Termination or Change of Control” on page 36.

The following table provides information regarding contributions, earnings and account balances under the SSIP and the SERP. An executive’s right to receive benefits under these arrangements is no greater than the right of an unsecured general creditor of the Bank or the Company.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contribution in Last Fiscal Year(2) ($)	Aggregate Earnings (Loss) in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions in Last Fiscal Year(3) ($)	Aggregate Balance at Last Fiscal Year End(4) ($)
John R. Buran	208,890	126,260	697,470	(5)	322,896	6,437,283	(6)
Susan K. Cullen	61,618	40,508	173,608		—	1,481,329
Maria A. Grasso	71,550	59,297	123,113		126,136	1,229,215
Francis W. Korzekwinski	154,772	50,597	164,685		—	2,592,545
Michael Bingold	48,400	33,668	151,648		—	1,168,976

(1)	Reflects amounts deferred into the SSIP. These amounts are also included in the “Salary” column in the Summary Compensation Table on page 28.
(2)

Reflects Bank credits under the SSIP, including amounts credited in 2026 that relate to 2025. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table on page 28.

(3)	Reflects in-service withdrawals of amounts deferred by participant and related matching contributions.
(4)

Consists of account balance on December 31, 2025, plus amounts credited in 2026 that relate to 2025. For each named executive officer, includes the following amounts which have been reported in the “Salary” column in the Summary Compensation Table for years subsequent to 2005: Mr. Buran, $2,895,377 (of which $2,052,830 has been withdrawn); Ms. Cullen, $497,043 (of which $0 has been withdrawn); Ms. Grasso, $1,065,328 (of which $836,490 has been withdrawn); Mr. Korzekwinski, $1,344,719 (of which $272,987 has been withdrawn); and Mr. Bingold $355,011 (of which $0 has been withdrawn). Includes the following amounts which have been reported in the “All Other Compensation” column in the Summary Compensation Table for years subsequent to 2005: Mr. Buran, $2,770,496 (of which $1,026,414 has been withdrawn); Ms. Cullen $374,763 (of which $0 has been withdrawn); Ms. Grasso, $890,972 (of which $418,246 has been withdrawn); Mr. Korzekwinski, $749,078 (of which $137,925 has been withdrawn); and Mr. Bingold, $263,804(of which $0 has been withdrawn).

(5)	Reflects unrealized gains of $512,962 under the SSIP and unrealized gains of $184,508 under the SERP.
(6)	Reflects $4,777,463 in aggregate balance under the SSIP and $1,660,095 in aggregate balance under the SERP.

Potential Payments Upon Termination or Change of Control

The following table summarizes the potential payments and benefits that each of the named executive officers would be entitled to receive upon termination of employment under various circumstances and upon a change of control of the Company or the Bank. In each case, the table assumes the executive’s termination, or the change of control occurred on December 31, 2025. The table does not include payments the executive would be entitled to receive in the absence of one of these specified events, such as, amounts payable under the Bank’s Retirement Plan (shown in the Pension Benefits Table) and amounts payable under the SSIP (shown in the Nonqualified Deferred Compensation Table) that were vested prior to the event. The table below also does not include benefits provided on a non-discriminatory basis to salaried employees generally, including accrued paid time off, and amounts payable under tax-qualified plans.

	Cash Severance Payment	SERP Account(1)	Continuation of Medical/ Welfare Benefits(2)	Accelerated Vesting of Equity Awards(3)	Excise Tax Gross-Up	Bank Owned Life Insurance (BOLI)(4)	Total Termination Benefits
John R. Buran
Voluntary Resignation Without Good Reason or Termination for Cause	—	$1,660,095	—	—	—	—	$1,660,095
Retirement	—	$1,660,095	—	$246,017	—	—	$1,906,112
Death(5)	—	$1,660,095	—	$1,019,687	—	$2,321,000	$5,000,782
Disability(5)	$2,332,049	$1,660,095	—	$1,019,687	—	—	$5,011,831
Voluntary Resignation for Good Reason or Termination Without Cause(6)	$6,166,179	$1,660,095	$89,473	—	—	—	$7,915,747
Change of Control(7)	$8,030,868	$1,660,095	$89,473	$1,019,687	—	—	$10,800,123
Susan K. Cullen
Voluntary Resignation Without Good Reason or Termination for Cause	—	—	—	—	—	—	—
Retirement	—	—	—	—	—	—	—
Death(5)	—	—	—	$514,326	—	$1,026,960	$1,541,286
Disability(5)	$723,761	—	—	$514,326	—	—	$1,238,087
Voluntary Resignation for Good Reason or Termination Without Cause(6)	$1,588,642	—	$27,915	—	—	—	$1,616,557
Change of Control(7)	$1,612,160	—	$27,915	$514,326	—	—	$2,154,401
Maria A. Grasso
Voluntary Resignation Without Good Reason or Termination for Cause	—	—	—	—	—	—	—
Retirement	—	—	—	$112,865	—	—	$112,865
Death(5)	—	—	—	$550,058	—	$1,192,500	$1,742,558
Disability(5)	$840,427	—	—	$550,058	—	—	$1,390,485
Voluntary Resignation for Good Reason or Termination Without Cause(6)	$2,032,124	—	$67,134	—	—	—	$2,099,258
Change of Control(7)	$2,934,317	—	$67,134	$550,058	—	—	$3,551,509
Francis W. Korzekwinski
Voluntary Resignation Without Good Reason or Termination for Cause	—	—	—	—	—	—	—
Retirement	—	—	—	$105,583	—	—	$105,583
Death(5)	—	—	—	$514,326	—	$1,036,106	$1,550,432
Disability(5)	$730,206	—	—	$514,326	—	—	$1,244,532
Voluntary Resignation for Good Reason or Termination Without Cause(6)	$1,765,614	—	$63,886	—	—	—	$1,829,500
Change of Control(7)	$2,539,241	—	$63,886	$514,326	—	—	$3,117,453
Michael Bingold
Voluntary Resignation Without Good Reason or Termination for Cause	—	—	—	—	—	—	—
Retirement	—	—	—	$105,583	—	—	$105,583
Death(5)	—	—	—	$514,326	—	$880,000	$1,394,326
Disability(5)	$620,189	—	—	$514,326	—	—	$1,134,515
Voluntary Resignation for Good Reason or Termination Without Cause(6)	$1,361,247	—	$65,234	—	—	—	$1,426,481
Change of Control(7)	$1,381,314	—	$65,234	$514,326	—	—	$1,960,874

(1)	Mr. Buran is the only executive officer of the Company and the Bank who was entitled to receive a SERP benefit. The terms of the SERP are described below.

(2)	Reflects present value of such benefits using a 5.36% discount rate. See description under “Employment Agreements” following this table.
(3)

Reflects the value of restricted stock units and performance restricted stock units at target whose vesting is accelerated on the termination of employment or change of control, in each case based on the closing price of the Company’s common stock on December 31, 2025 ($15.17). Additionally, accrued cash dividends on performance restricted stock units at target whose vesting is accelerated upon termination of employment due to death or disability or upon a change of control are included in the table.

(4)

Death benefit under the BOLI policy is equal to two times the named executive officer’s base salary if the executive dies while employed by the Bank. With the exception of Ms. Cullen and Mr. Bingold, if death occurs after retirement the death benefit reduces to one time the base salary plus $50,000. If death occurs after termination of employment from the Bank the death benefit reduces to one time the base salary. For Ms. Cullen and Mr. Bingold if death occurs after retirement from the Bank the death benefit is equivalent to $100,000.

(5)

In the event of termination of employment on account of death or disability prior to a change of control, the Compensation Committee may, in its sole discretion, award the executive officer a bonus for the year of termination, in an amount determined by the Compensation Committee either at the time of termination of employment or at the time bonuses to active employees are awarded, in which case the Company would pay such bonus to the executive officer or, in the event of death, to his or her designated beneficiaries or estate, as the case may be. In the event of the executive officer’s termination of employment on account of death or disability after a change of control, the Company would pay the executive officer or, in the event of death, his or her designated beneficiaries or estate, as the case may be, a pro rata portion of the bonus for the year of termination, determined by multiplying the amount of the bonus earned by the executive officer for the preceding calendar year by the number of full months of employment during the year of termination, and then dividing by 12. The table does not include these amounts.

(6)

If termination occurs prior to a change of control, the executive’s Cash Severance Payment will include a pro rata portion of the bonus payable for the year in which the termination occurred (to the extent the performance goals for the year were satisfied).

(7)

Includes (i) for each executive, the cash severance payment that such executive would be entitled to if a qualifying termination occurs after a change of control (which is the same as if the termination occurred prior to a change of control, other than the executive’s Cash Severance Payment will include a pro rata portion of his or her bonus payable for the year in which termination occurred based on the amount of bonus earned in the prior year), and which such cash severance payment amounts are $6,230,868 for Mr. Buran, $1,612,160 for Ms. Cullen, $2,059,317 for Ms. Grasso, $1,789,241 for Mr. Korzekwinski, and $1,381,314 for Mr. Bingold, and (ii) for Mr. Buran, Ms. Grasso, and Mr. Korzekwinski, also includes the entire amount of the cash retention awards that may be fully earned under the Retention Agreements (assuming that the consummation of the pending merger transaction with OceanFirst Financial Corp. occurred on December 31, 2025 and each such executive also experienced a qualifying termination under the terms of the Retention Agreements on such date), which are $1,800,000 for Mr. Buran, $875,000 for Ms. Grasso, and $750,000 for Mr. Korzekwinski. See “Executive Compensation—Compensation Discussion and Analysis” under the subheading “Certain Merger Related Compensation Actions” for a description of the Retention Agreements.

Employment Agreements

The Company and the Bank were parties to employment agreements during 2025 with Messrs. Buran, Korzekwinski and Bingold and Mses. Cullen and Grasso, (collectively, the “Employment Agreements”). The Employment Agreements provide for termination of the executive’s employment by the Bank or the Company with or without cause at any time. The executive would be entitled to a lump sum severance payment and certain health and welfare benefits upon the occurrence of certain events: (1) the Company’s or the Bank’s termination of the executive’s employment for reasons other than for cause, (2) the executive’s resignation during the 60-day period commencing six months following a change of control (as defined below) with the exception of Ms. Cullen and Mr. Bingold whose agreements do not cover this event, or (3) the executive’s resignation from the Bank and the Company following an event which constitutes “good reason.” Good reason is defined as:

•	failure to re-elect the executive to his or her current offices;

•	a material adverse change in the executive’s functions, duties or responsibilities;

•	relocation of the executive’s place of employment outside of Queens and/or Nassau Counties (unless such location has been agreed to by the executive);

•	failure to renew the Employment Agreement by the Bank or Company;

•	a material breach of the Employment Agreement by the Bank or the Company; or

•	failure of a successor company to assume the Employment Agreement.

The lump sum severance payment under the Employment Agreements would be equal to the salary payments and bonuses (based on the highest bonus received under the bonus plan in the last three years preceding termination, with the exception of Ms. Cullen and Mr. Bingold whose bonus is based on the average bonus, if any, for the three most recent calendar years ended prior to the date of termination) otherwise payable if the executive’s employment had continued for an additional 24 months (36 months in the case of Mr. Buran). In addition, the executive will receive a pro rata portion of his or her bonus payable for the year of termination (which, in the case of termination after a change of control, is based on the amount of bonus earned under the bonus plan in the prior year). Each named executive officer’s Employment Agreement, with the exception of Ms. Cullen and Mr. Bingold, with the Company provides that if the executive receives payments that would be subject to the excise tax on excess parachute payments imposed by Section 4999 of the Internal Revenue Code, the executive will be entitled to receive an additional payment, or “gross-up,” in an amount necessary to put the executive in the same after-tax position as if such excise tax had not been imposed.

The Employment Agreements entitle the executives to receive continued health and welfare benefits (including group life, disability, medical and dental benefits) for 24 months (36 months in the case of Mr. Buran) equivalent to those provided to active employees during such period, including dependent coverage. In addition, the Employment Agreements provide that at the end of such period, the executive and his or her spouse are entitled to lifetime coverage under the Bank’s retiree medical program at the level and cost-sharing percentage in effect at the time of the executive’s termination of employment; however, the executives have waived their right to such lifetime coverage pursuant to the Release Agreements (as discussed in the “Executive Compensation—Compensation Discussion and Analysis” under the subheading “Certain Merger Related Compensation Actions”).

In the event an executive terminates employment due to “disability,” which is defined generally to mean the inability of the executive to perform his or her duties for 270 consecutive days due to incapacity, each Employment Agreement provides that the executive would receive 100% of his or her salary for the first six months, 75% for the next six months and 60% for the remainder of the term of the Employment Agreement (less any benefits payable to the executive under any disability insurance coverage maintained by the Company or the Bank). The Employment Agreements have approximately a two-year term (approximately three years in the case of Mr. Buran). These payments are shown in the “Cash Severance Payment” column of the above table.

In the event of an executive’s termination due to death or disability prior to a change of control, the Compensation Committee has discretion to determine whether a bonus will be paid for the year of termination. If such termination occurs after a change of control, the executive is entitled to a pro rata bonus for the year of termination based on the amount of bonus received in the prior year.

Under Mr. Buran’s Employment Agreement, the Company credited $50,000 during each of the years 2006 through 2015 to a bookkeeping account maintained by the Company and the Bank (the “SERP Account”) for the purpose of providing supplemental retirement benefits. Amounts credited to the SERP Account are invested as directed by Mr. Buran in certain funds made available by the Bank with Mr. Buran’s consent. Upon Mr. Buran’s termination of employment with the Company or the Bank by reason of his death, or upon his voluntary resignation without “good reason,” or upon his termination for “cause” (which means (1) willful failure to perform his duties under the Employment Agreement and failure to cure such failure within sixty days following written notice thereof from the Company or the Bank, or (2) intentional engagement in dishonest conduct in connection with his performance of services for the Company or the Bank, or (3) conviction of a felony), the amount then credited to the SERP Account will be promptly paid to him (or in the case of his death, to his designated beneficiaries or his estate) in a cash lump sum. However, upon Mr. Buran’s termination of employment with the Company or the Bank by reason of his retirement, disability, voluntary resignation within one year following an event that constitutes “good reason” or discharge without “cause,” or for any reason following a “change of control” (as defined below), the Company or the Bank will pay him a cash lump sum equal to (1) $500,000, without regard to the amount then credited to his SERP Account, or (2) the amount then credited to his SERP Account if such amount is greater than $500,000. Since the amount credited to the SERP account currently exceeds $500,000, the amount credited to the SERP Account will be paid to Mr. Buran upon any termination of his employment.

The Employment Agreements provide that in the event the executive’s employment terminates due to death, the executive’s beneficiaries (or estate) would receive a lump sum payment of the executive’s earned but unpaid salary, plus, in the case of Mr. Buran, payment of his SERP benefits described above.

In the event an executive terminates employment for reasons not described above or the executive’s employment is terminated for cause, the executive is entitled to receive only his or her earned but unpaid salary and any benefits payable under the terms of the Company’s and the Bank’s benefit plans.

Equity Awards

Generally, all outstanding equity awards will become fully vested upon termination of employment due to death, disability, or retirement (with the exception, in the case of retirement, of 2,500 restricted stock units and 2,500 performance restricted stock units granted to each NEO on January 26, 2023 and all of the restricted stock units and performance restricted stock units granted on and after January 25, 2024), with performance restricted stock units vesting at target (other than in the case of retirement, in which case they vest based on actual achievement of the performance goals at the end of the performance period). For these purposes, disability generally means the inability to perform the essential functions of employment due to disability or incapacity for 270 consecutive days, and retirement generally means termination of employment either (i) after attainment of age 65 with five years of service, or (ii) when termination is preceded by at least five years of continuous service and the sum of age plus years of service equals or exceeds 75 years. The treatment of equity awards upon a change of control is discussed below.

Change of Control Arrangements

Upon a change of control (as defined below), in addition to the provisions of the Employment Agreements described above, (1) all outstanding restricted stock/units and performance restricted stock units held by then-current employees will immediately vest (with performance restricted stock units vesting at target to the extent the change in control occurs prior to the end of the performance period, and at actual achievement of the performance goals to the extent the change of control occurs after the end of the performance period); and (2) all outstanding stock options held by then-current employees will become immediately exercisable (as of December 31, 2025 there were no outstanding stock options). However, solely in connection with the Company’s pending merger transaction with OceanFirst Financial Corp., all outstanding restricted stock units and performance restricted stock units that were granted after December 29, 2025, will be assumed and converted into service-based restricted stock unit awards of OceanFirst Financial Corp. (on the same terms and conditions applicable to such award prior to such conversion, but without any performance-based vesting conditions), and such awards will be subject to “double-trigger” vesting (such that in the event of an executive’s “qualifying termination” (generally meaning a termination that would otherwise entitle the executive to severance under the terms of the executive’s employment agreement with the Company or the Bank) on or within 24 months following the closing of the pending merger transaction, the assumed restricted stock unit awards will accelerate and vest in full).

A “change of control” is generally defined, for purposes of the Employment Agreements and benefit plans maintained by the Company or the Bank, to mean:

•	the acquisition of all or substantially all of the assets of the Bank or the Company;

•

the occurrence of any event if, immediately following such event, a majority of the members of the board of directors of the Bank or the Company or of any successor corporation shall consist of persons other than Current Members (defined as any member of the Board of Directors as of the completion of the Company’s initial public offering and any successor of a Current Member whose nomination or election has been approved by a majority of the Current Members then on the Board of Directors);

•	the acquisition of beneficial ownership of 25% or more of the total combined voting power of all classes of stock of the Bank or the Company by any person or group; or

•

consummation of (and, in some cases, approval by the shareholders of the Bank or the Company of an agreement providing for) the merger or consolidation of the Bank or the Company with another corporation where the shareholders of the Bank or the Company, immediately prior to the merger or consolidation, would not beneficially own, directly or indirectly, immediately after the merger or consolidation, shares entitling such shareholders to 50% or more of the total combined voting power of all classes of stock of the surviving corporation.

In addition, the Company entered into Retention Agreements with each of Mr. Buran, Ms. Grasso and Mr. Korzekwinski in connection with the pending merger transaction with OceanFirst Financial Corp., as described in “Executive Compensation—Compensation Discussion and Analysis” under the subheading “Certain Merger Related Compensation Actions.”

Risk Assessment of Non-Executive Compensation Plans

In 2025, we continued our risk assessment processes to comply with the Treasury Department requirement that all incentive plans be reviewed to ensure they do not motivate unnecessary and excessive risk that threatens the value of the Company. The Company is regulated by the Federal Reserve and the Bank, which is a New York State chartered commercial bank is regulated by the New York Department of Financial Services and the Federal Deposit Insurance Corporation. We have always adhered to a conservative and balanced approach to risk. Our management and Board conduct regular reviews of our business to ensure we remain within appropriate regulatory guidelines and appropriate practice.

In connection with the foregoing, we conducted a thorough review of our compensation plans throughout our operations. In addition to the plans for our senior executive officers (discussed in the Compensation Discussion and Analysis) we reviewed our:

•	bank goal and incentive programs for lending officers in both the commercial and residential and mixed use areas;

•	retail banking incentive programs; and

•	business banking incentive plans.

In this review we assessed the relevant features of the particular plans and programs, including metrics, targets and award amounts, including among other things:

•	whether the participant has access to or influences in any material respect the financial accounting or reporting of transactions;

•	whether and to what extent the participant’s transactions may be material to the Company;

•	what risks the business of the participant faces;

•	what risk factors of the Company are exposed to a particular business unit of the participant;

•	whether the incentive is designed reasonably to achieve the intended goals;

•	whether the incentive in the past has resulted in excessive risk to the Company;

•	whether incentive pay is high in comparison with base compensation;

•	whether adjustments may be made based on quality as well as quantity of performance; and

•	whether a plan is subject to controls on award determinations.

Risk Assessment

Both programs for mortgage loan officers have performance targets and potential award amounts set by senior management. Payment of awards is subject to reduction below the amount earned under the plan formula for unethical conduct or if management believes reduction is appropriate for other performance-related reasons. The potential risk of having an incentive award tied to loan origination volume is mitigated by the Company’s requirement that all loan originations, including the borrowers and the terms, be approved or ratified by the Bank’s Loan Committee (and, for loans above specified amounts, the Loan Committee of the Board). In addition, the employee’s bonus in any year is generally reduced to reflect delinquent loans made by the employee in the prior three years. Both the Retail and Business Banking incentive programs reward employees for various metrics of performance, which may include individual sales efforts as well as teamwork. Awards under these programs in the aggregate are not material to the Company. In addition, all of the employee compensation plans are subject to controls which mitigate the risks inherent in these plans. These controls include our accounting processes, internal audit function, and processes surrounding internal control over financial reporting and disclosure controls.

CEO Pay Ratio

In accordance with The Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC requires disclosure of the CEO to the median employee pay ratio. For purposes of this report, we used the same median employee identified in our proxy statement filed in 2025 and calculated the annual total compensation for such employee using the same methodology we use for our CEO and other named executive officers as set forth in the Summary Compensation Table on page 28.

The Company believes that there have been no changes that would significantly affect the pay ratio calculation as there has been no material change in our workforce or compensation programs in 2025.

The annual total compensation for fiscal year 2025 for our CEO was $2,886,407 as noted in the 2025 Summary Compensation Table and for our median employee it was $92,057. The resulting ratio of our CEO’s pay to the pay of our median employee for fiscal year 2025 was 31 to 1.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Stock Ownership

Stock Ownership of Certain Beneficial Owners

To the knowledge of the Company, the following institutions were the beneficial owners of more than 5% of the outstanding shares of common stock of the Company as of March 13, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)
Wellington Management Group LLP(2)	3,293,397	9.72%
c/o Wellington Management Company LLP 280 Congress Street
Boston, Massachusetts 02210
BlackRock, Inc.(3)	2,617,036	7.72%
50 Hudson Yards
New York, New York 10001
Bay Pond Partners, L.P.(4)	1,694,259	5.00%
c/o Wellington Management Company LLP 280 Congress Street
Boston, Massachusetts 02210

(1)	On March 13, 2026, the total number of outstanding shares of the Company’s common stock was 33,883,626.
(2)

According to its Schedule 13G/A filed jointly with the SEC on February 10, 2026 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP has sole dispositive power with regard to 3,293,397 shares of common stock and sole voting power with regard to 3,293,397 of these shares.

(3)

According to its Schedule 13G/A filed with the SEC on February 5, 2025, Blackrock, Inc. has sole dispositive power with regard to 2,617,036 shares of common stock and sole voting power with regard to 2,552,110 of these shares.

(4)

According to its Schedule 13G filed with the SEC on January 23, 2026, Bay Pond Partners, L.P. has sole dispositive power with regard to 1,694,259 shares of common stock and sole voting power with regard to 1,694,259 of these shares.

Stock Ownership of Management

The following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 13, 2026, by each director of the Company, by each named executive officer and by all current directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned(1)(2)		Percent of Class
Alfred A. DelliBovi	61,485	(3)	0.18%
Michael A. Azarian	48,091	(4)	0.14%
John R. Buran	209,801	(5)	0.62%
James D. Bennett	112,648	(6)	0.33%
Steven J. D’Iorio	61,400	(7)	0.18%
Louis C. Grassi	123,221	(8)	0.36%
Sam S. Han	76,851	(9)	0.23%
John J. McCabe	123,636	(10)	0.36%
Douglas C. Manditch	61,156	(11)	0.18%
Donna M. O’Brien	87,210	(12)	0.26%
Caren C. Yoh	61,485	(13)	0.18%
Michael Bingold	45,241	(14)	0.13%
Susan K. Cullen	83,032	(15)	0.25%
Maria A. Grasso	86,736	(16)	0.26%
Francis W. Korzekwinski	166,659	(17)	0.49%
All directors and executive officers as a group (34 persons)	1,906,582	(18)	5.63%

(1)

Under the rules of the SEC, beneficial ownership includes any shares over which an individual has sole or shared power to vote or to dispose, as well as any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person has sole voting and dispositive power as to the shares reported. Officers have the power to direct the voting and, subject to plan provisions, the disposition of shares held for their account in the 401(k) Savings Plan. The table also includes shares which the individual would have a right to acquire under the 2024 Omnibus Incentive Plan upon termination of employment or Board service within 60 days of March 13, 2026, because the individual has satisfied the applicable definition of retirement. No restricted stock units (RSUs) are scheduled to vest within 60 days after March 13, 2026, except upon termination of Board service of certain individuals.

(2)

On March 13, 2026, the total number of shares of common stock outstanding was 33,883,626. As of March 13, 2026, each individual beneficially owned less than 1.00% of the outstanding shares of common stock, and all current directors and executive officers as a group beneficially owned 5.63% of the outstanding shares of common stock.

(3)	Includes 56,685 held in trust by Mr. DelliBovi. Also includes 4,800 shares underlying unvested RSUs that vest upon Mr. DelliBovi’s termination of Board service.
(4)	Includes 4,800 shares underlying unvested RSUs that vest upon Mr. Azarian’s termination of Board service.
(5)

Includes 128,983 shares credited to Mr. Buran’s account in the 401(k) Savings Plan. Excludes 48,400 shares underlying unvested RSUs and 40,350 shares underlying unvested Performance RSUs that are to be settled in common stock upon vesting, which is not expected to occur within 60 days.

(6)	Includes 4,800 shares underlying unvested RSUs that vest upon Mr. Bennett’s termination of Board service.
(7)	Includes 4,800 shares underlying unvested RSUs that vest upon Mr. D’Iorio’s termination of Board service.
(8)	Includes 4,800 shares underlying unvested RSUs that vest upon Mr. Grassi’s termination of Board service.
(9)	Includes 4,800 shares underlying unvested RSUs that vest upon Mr. Han’s termination of Board service.
(10)	Includes 4,800 shares underlying unvested RSUs that vest upon Mr. McCabe’s termination of Board service.
(11)	Includes 4,800 shares underlying unvested RSUs that vest upon Mr. Manditch’s termination of Board service.
(12)	Includes 4,800 shares underlying unvested RSUs that vest upon Ms. O’Brien’s termination of Board service.
(13)	Includes 4,800 shares underlying unvested RSUs that vest upon Ms. Yoh’s termination of Board service.
(14)

Includes 11,412 shares credited to Mr. Bingold’s account in the 401(k) Savings Plan. Excludes 23,720 shares underlying unvested RSUs and 19,240 shares underlying unvested Performance RSUs that are to be settled in common stock upon vesting, which is not expected to occur within 60 days.

(15)

Includes 20,873 shares credited to Ms. Cullen’s account in the 401(k) Savings Plan. Excludes 23,720 shares underlying unvested RSUs and 19,240 shares underlying unvested Performance RSUs that are to be settled in common stock upon vesting, which is not expected to occur within 60 days.

(16)

Includes 17,273 shares credited to Ms. Grasso’s account in the 401(k) Savings Plan. Excludes 25,410 shares underlying unvested RSUs and 20,690 shares underlying unvested Performance RSUs that are to be settled in common stock upon vesting, which is not expected to occur within 60 days.

(17)

Includes 109,386 shares credited to Mr. Korzekwinski’s account in the 401(k) Savings Plan. Excludes 23,720 shares underlying unvested RSUs and 19,240 shares underlying unvested Performance RSUs that are to be settled in common stock upon vesting, which is not expected to occur within 60 days.

(18)

Includes 525,623 shares credited to accounts of executive officers in the 401(k) Savings Plan. Also includes 48,000 shares underlying unvested RSUs that vest upon termination of Board service. Excludes 357,689 shares underlying unvested RSUs and 216,600 shares underlying unvested Performance RSUs that are to be settled in common stock upon vesting, which is not expected to occur within 60 days.

Changes in Control

Other than the Company’s previously disclosed pending merger with OceanFirst Financial Corp., management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	708,416	(1)	—	647,051	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	708,416		—	647,051

(1)	As of December 31, 2025, there were 708,416 full value awards outstanding.
(2)	Shares available for future non-full value and full value awards under the 2024 Omnibus Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions Director Independence

Independence of Directors

The Board of Directors has determined that ten of the eleven members of the Board are independent under the Nasdaq director independence standards. Under these standards, a director is not independent if he or she has certain specified relationships with the Company or any other relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment as a director. Mr. Buran is not independent because he is an executive officer of the Company. In evaluating the independence of the remaining directors, the Board considered the payments described below under the heading “—Transactions with Related Persons, Promoters and Certain Control Persons” and determined that they did not impair independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions between related persons (including directors and executive officers of the Company and the Bank and their immediate family members) and the Company, the Bank or their affiliates are subject to approval by the Nominating and Governance Committee, as set forth in its charter. Officers and directors are regularly reminded of their obligation to seek Nominating and Governance Committee approval of any related party transaction or potential conflict of interest. The Nominating and Governance Committee considers all factors that it deems relevant, including the nature of the related party’s interest in the transaction, whether the terms are no less favorable than could be obtained in arms-length dealings with unrelated third parties and the materiality of the transaction to the Company.

Under the Bank’s lending policies, mortgage loans are not made to directors and executive officers. Additionally, there were no loans outstanding to an immediate family member of a director during 2025.

ITEM 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

To help ensure the independence of the independent registered public accounting firm, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. In accordance with this policy, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm.

The Audit Committee reviewed all audit and non-audit services provided by BDO USA, P.C. (“BDO USA”) with respect to the fiscal year ended December 31, 2025, and concluded that the provision of such services was compatible with maintaining their independence in the conduct of their auditing functions. All audit and non-audit services provided by BDO USA described in the table below were pre-approved by the Audit Committee. The following table sets forth the aggregate fees billed for audit and non-audit services to the Company during the fiscal years ended December 31, 2025 and 2024, by BDO USA.

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees	$829,150	$919,904
Audit-Related Fees	$83,450	$77,950
Total Fees	$912,600	$997,854

Audit Fees are fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, reviews of the Company’s quarterly financial statements and amendments thereto, work associated with SEC registration statements and costs related to the public offering of common stock.

Audit-Related Fees are fees for assurance and related services, consisting of audits of, and consultation with respect to, employee benefit plans.

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. During fiscal 2025 and 2024, all audit and non-audited services provided by BDO USA were pre-approved by the Audit Committee in accordance with its charter.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

Item 15 is hereby supplemented to include Exhibit 19 and two currently dated certifications as Exhibits 31.3 and 31.4.

Exhibit Number	Description

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 filed with Form 10-K/A for the year ended December 31, 2024).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 31, 2026.

FLUSHING FINANCIAL CORPORATION

By:	/s/ Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President and Chief Financial Officer