Form 10-Q
period 2026-03-31
FLUSHING FINANCIAL CORP
filed 2026-05-11
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2026 was 33,883,626.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

Item 1.   Financial Statements

	March 31,	December 31,
	2026	2025

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks (restricted cash of $16,615 for both periods)	$158,707	$126,076
Securities held-to-maturity, net of allowance of $338 and $348, respectively (assets pledged of $4,689 and $4,695, respectively; fair value of $45,212 and $46,232, respectively)	49,853	50,180
Securities available for sale, at fair value (amortized cost of $1,633,466 and $1,387,619, respectively; net of an allowance of $2,774 and $2,921, respectively; assets pledged of $102,369 and $115,974, respectively; $14,527 and $14,412 at fair value pursuant to the fair value option, respectively)	1,628,587	1,389,924
Loans held for investment, net of fees and costs	6,561,530	6,653,952
Less: Allowance for credit losses	(44,450)	(42,802)
Net loans held of investment	6,517,080	6,611,150
Interest and dividends receivable	60,418	59,436
Bank premises and equipment, net	17,193	17,734
Federal Home Loan Bank of New York stock, at cost	18,520	18,937
Bank owned life insurance	228,881	226,939
Core deposit intangibles	696	773
Right-of-use assets	51,016	53,118
Other assets	131,898	139,035
Total assets	$8,862,849	$8,693,302

Liabilities
Due to depositors:
Non-interest bearing	$995,529	$969,287
Interest-bearing	6,488,617	6,282,865
Total Due to depositors	7,484,146	7,252,152
Mortgagors' escrow deposits	96,242	59,590
Borrowed funds:
Federal Home Loan Bank advances and other borrowings	172,185	243,933
Subordinated debentures	189,243	189,054
Junior subordinated debentures, at fair value	55,071	51,666
Total borrowed funds	416,499	484,653
Operating lease liability	51,916	53,842
Other liabilities	116,638	135,090
Total liabilities	8,165,441	7,985,327

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 100,000,000 shares authorized; 38,677,787 shares issued; 33,883,626 and 33,778,438 shares outstanding, respectively)	387	387
Additional paid-in capital	325,789	326,613
Treasury stock, at average cost (4,794,161 and 4,899,349 shares, respectively)	(96,649)	(98,948)
Retained earnings	470,540	480,376
Accumulated other comprehensive income, net of taxes	(2,659)	(453)
Total stockholders' equity	697,408	707,975

Total liabilities and stockholders' equity	$8,862,849	$8,693,302

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2026	2025

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$91,643	$93,032
Interest and dividends on securities:
Interest	19,560	21,413
Dividends	25	28
Other interest income	1,782	2,063
Total interest and dividend income	113,010	116,536
Interest expense
Deposits	52,823	57,174
Other interest expense	4,993	6,373
Total interest expense	57,816	63,547
Net interest income	55,194	52,989
Provision (benefit) for credit losses	2,011	4,318
Net interest income after provision (benefit) for credit losses	53,183	48,671
Non-interest income (loss)
Banking services fee income	1,868	1,521
Net gain (loss) on sale of loans	94	630
Net gain (loss) from fair value adjustments	(3,560)	(152)
Federal Home Loan Bank of New York stock dividends	365	697
Gain on life insurance proceeds	99	—
Bank owned life insurance	2,202	1,574
Other income	717	804
Total non-interest income (loss)	1,785	5,074
Non-interest expense
Salaries and employee benefits	26,610	22,896
Occupancy and equipment	4,557	4,092
Professional services	4,332	2,885
FDIC deposit insurance	1,001	1,709
Data processing	1,835	1,868
Depreciation and amortization of bank premises and equipment	1,321	1,373
Other real estate owned / foreclosure expense	49	345
Impairment of goodwill	—	17,636
Other operating expenses	7,070	6,872
Total non-interest expense	46,775	59,676
Income (loss) before income taxes	8,193	(5,931)

Provision (benefit) for income taxes	2,360	3,865
Net income (loss)	$5,833	$(9,796)

Basic earnings (loss) per common share	$0.17	$(0.29)
Diluted earnings (loss) per common share	$0.17	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2026	2025

	(In thousands)
Net income (loss)	$5,833	$(9,796)
Other comprehensive income (loss), net of tax:
Amortization of actuarial (gains) losses, net of taxes of ($4), and $23, respectively.	9	(50)

Change in net unrealized gains (losses) on securities available for sale, net of taxes of $2,225, and ($1,281), respectively.	(5,107)	2,871
Net unrealized gains (losses) on cashflow hedges, net of taxes of ($1,212) and $3,240, respectively.	2,782	(7,261)
Change in fair value of liabilities related to instrument-specific credit risk, net of taxes of ($47), and ($2), respectively.	110	2
Other comprehensive income (loss), net of tax:	(2,206)	(4,438)
Comprehensive net income (loss)	$3,627	$(14,234)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2025	33,778,438	$387	$326,613	$(98,948)	$480,376	$(453)	$707,975

Net income (loss)	—	—	—	—	5,833	—	5,833
Vesting of restricted stock unit awards	144,877	—	(2,567)	2,923	(356)	—	—
Stock-based compensation expense	—	—	1,743	—	—	—	1,743
Repurchase of shares to satisfy tax obligation	(39,689)	—	—	(624)	—	—	(624)
Dividends on common stock ($0.44 per share)	—	—	—	—	(15,313)	—	(15,313)
Other comprehensive income (loss)	—	—	—	—	—	(2,206)	(2,206)
Balance at March 31, 2026	33,883,626	$387	$325,789	$(96,649)	$470,540	$(2,659)	$697,408

			Additional			Accumulated Other
	Shares	Common	Paid-in	Treasury	Retained	Comprehensive
(Dollars in thousands, except per share data)	Outstanding	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2024	33,659,067	$387	$326,671	$(101,655)	$492,003	$7,133	$724,539

Net income (loss)	—	—	—	—	(9,796)	—	(9,796)
Vesting of restricted stock unit awards	166,543	—	(3,156)	3,368	(212)	—	—
Stock-based compensation expense	—	—	775	—	—	—	775
Repurchase of shares to satisfy tax obligation	(48,922)	—	—	(706)	—	—	(706)
Dividends on common stock ($0.22 per share)	—	—	—	—	(7,523)	—	(7,523)
Other comprehensive income	—	—	—	—	—	(4,438)	(4,438)
Balance at March 31, 2025	33,776,688	$387	$324,290	$(98,993)	$474,472	$2,695	$702,851

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2026	2025

	(In thousands)
Operating Activities
Net income (loss)	$5,833	$(9,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	2,011	4,318
Depreciation and amortization of premises and equipment	1,321	1,373
Net (gain) loss on sales of loans	(94)	(630)
Net amortization (accretion) of premiums and discounts	990	401
Impairment of goodwill	—	17,636
Deferred income tax provision (benefit)	1,530	2,863
Net loss (gain) from fair value adjustments	3,560	152
Net (gain) loss from fair value adjustments of hedges	(34)	(56)
Loss (gain) from life insurance proceeds	(99)	—
Loss (income) from Bank owned life insurance	(2,202)	(1,574)
Stock-based compensation expense	1,743	775
Deferred compensation	(224)	(1,008)
Amortization of core deposit intangibles	77	94
(Increase) decrease in other assets	(4,764)	6,254
(Decrease) increase in other liabilities	(18,553)	(13,950)
Net cash provided by (used in) operating activities	(8,905)	6,852
Investing Activities
Purchases of premises and equipment	(773)	(1,702)
Purchases of Federal Home Loan Bank New York stock	(751)	(799)
Redemptions of Federal Home Loan Bank New York stock	1,168	20,420
Proceeds from prepayments of securities held-to-maturity	336	327
Purchases of securities available for sale	(354,173)	(25,114)
Proceeds from sales and calls of securities available for sale	34,266	14,081
Proceeds from maturities and prepayments of securities available for sale	74,143	38,455
Proceeds from bank owned life insurance	522	1,633
Change in cash collateral	—	(17,940)
Net repayments (originations) of loans	126,154	55,399
Purchases of loans	(33,951)	(58,342)
Proceeds from sale of loans originally classified as held for investment	6,174	50,252
Net cash provided by (used in) investing activities	(146,885)	76,670

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows (Contd.)

(Unaudited)

	For the three months ended March 31,
	2026	2025

	(In thousands)
Financing Activities
Net increase (decrease) in noninterest-bearing deposits	$26,242	$27,169
Net increase (decrease) in interest-bearing deposits	205,556	475,194
Net increase (decrease) in mortgagors' escrow deposits	36,652	36,682
Net proceeds (repayments) from short-term borrowed funds	(60,000)	(495,000)
Repayment of long-term borrowings	(11,748)	—
Repurchase of shares to satisfy tax obligations	(624)	(706)
Cash dividends paid	(7,657)	(7,523)
Net cash provided by (used in) financing activities	188,421	35,816
Net increase (decrease) in cash and cash equivalents, and restricted cash	32,631	119,338
Cash, cash equivalents, and restricted cash, beginning of period	126,076	152,574
Cash, cash equivalents, and restricted cash, end of period	$158,707	$271,912
Supplemental disclosure of cash flow information:
Cash payments for:
Interest paid	$56,943	$66,614
Income taxes paid, net of refunds	156	153
Supplemental disclosure of non- cash flow investing activities:
Transfer of loans held for investment to loans held for sale	6,080	29,653
Transfer of loans held for sale to loans held for investment	—	26,748
Supplemental disclosure of non- cash flow financing activities:
Dividends declared but not paid	7,656	—

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

When necessary, certain reclassifications were made to prior-year amounts to conform to the current-year presentation. Such reclassifications had no effect on the prior period net income or shareholders’ equity and were insignificant amounts.

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses, the review of the need for a valuation allowance of the Company’s deferred tax assets, and the fair value of financial instruments. For reporting period ended March 31, 2025, the Company considered the evaluation of goodwill for impairment as a significant estimate.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

3.     Earnings Per Share

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2026	2025

	(In thousands, except per share data)
Net income (loss), as reported	$5,833	$(9,796)
Less: Dividends paid and earnings allocated to participating securities	(178)	(132)
Income (loss) attributable to common stock	$5,655	$(9,928)

Divided by:
Weighted average common stock and participating securities outstanding	34,711	34,474
Less: Weighted average participating securities	(735)	(542)
Total weighted average common stock outstanding	33,976	33,932

Basic earnings (loss) per common share	$0.17	$(0.29)
Diluted earnings (loss) per common share (1)	$0.17	$(0.29)
Dividend Payout ratio	129.4%	not meaningful

(1) There were no common stock equivalents outstanding during the periods presented.

4.     Securities

The following tables summarize the Company’s portfolio of securities held-to-maturity at:

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
March 31, 2026	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$42,379	$(338)	$42,041	$—	$(4,032)	$38,009

FNMA	7,812	—	7,812	—	(609)	7,203

Total	$50,191	$(338)	$49,853	$—	$(4,641)	$45,212

		Allowance	Net	Gross	Gross
	Amortized	for	Carrying	Unrecognized	Unrecognized
December 31, 2025	Cost	Credit Losses	Amount	Gains	Losses	Fair Value

	(In thousands)
Municipals	$42,711	$(348)	$42,363	$—	$(3,342)	$39,021

FNMA	7,817	—	7,817	—	(606)	7,211

Total	$50,528	$(348)	$50,180	$—	$(3,948)	$46,232

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the Company’s portfolio of securities available for sale on:

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
March 31, 2026	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$5,664	$—	$29	$(22)	$5,671
Municipals	20,627	(2,774)	—	(239)	17,614
Corporate	248,131	—	2,655	(3,145)	247,641
Mutual funds	12,669	—	—	—	12,669
Collateralized loan obligations	256,434	—	7	(350)	256,091
Other	1,653	—	—	—	1,653
Total other securities	545,178	(2,774)	2,691	(3,756)	541,339
REMIC and CMO	843,561	—	3,258	(4,489)	842,330
GNMA	106,287	—	115	(790)	105,612
FNMA	63,343	—	243	(120)	63,466
FHLMC	75,097	—	810	(67)	75,840
Total mortgage-backed securities	1,088,288	—	4,426	(5,466)	1,087,248

Total Securities available for sale	$1,633,466	$(2,774)	$7,117	$(9,222)	$1,628,587

		Allowance	Gross	Gross
	Amortized	for	Unrealized	Unrealized
December 31, 2025	Cost	Credit Losses	Gains	Losses	Fair Value

	(In thousands)
U.S. government agencies	$6,262	$—	$31	$(29)	$6,264
Municipals	20,627	(2,921)	—	(445)	17,261
Corporate	241,091	—	2,674	(2,734)	241,031
Mutual funds	12,650	—	—	—	12,650
Collateralized loan obligations	289,349	—	168	(288)	289,229
Other	1,551	—	—	—	1,551
Total other securities	571,530	(2,921)	2,873	(3,496)	567,986
REMIC and CMO	611,292	—	3,830	(217)	614,905
GNMA	60,116	—	247	—	60,363
FNMA	65,446	—	669	—	66,115
FHLMC	79,235	—	1,320	—	80,555
Total mortgage-backed securities	816,089	—	6,066	(217)	821,938

Total securities available for sale	$1,387,619	$(2,921)	$8,939	$(3,713)	$1,389,924

Corporate securities held by the Company at March 31, 2026 and December 31, 2025, are issued by U.S. banking institutions. CMOs held by the Company at March 31, 2026 and December 31, 2025, are either fully guaranteed or issued by a government sponsored enterprise.

The following tables detail the amortized cost and fair value of the Company’s securities classified as held-to-maturity and available for sale at March 31, 2026, by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized
Securities held-to-maturity:	Cost	Fair Value

	(In thousands)
Due after ten years	$42,379	$38,009
Total other securities	42,379	38,009
Mortgage-backed securities	7,812	7,203
Total securities held-to-maturity	$50,191	$45,212

	Amortized
Securities available for sale:	Cost	Fair Value

	(In thousands)
Due in one year or less	$8,870	$8,862
Due after one year through five years	65,464	64,300
Due after five years through ten years	228,317	228,985
Due after ten years	229,858	226,523
Total other securities	532,509	528,670
Mutual funds	12,669	12,669
Mortgage-backed securities	1,088,288	1,087,248
Total securities available for sale	$1,633,466	$1,628,587

The following tables show the Company’s securities without an allowance for credit losses with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated:

	At March 31, 2026
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	$7,203	$(609)	$—	$—	$7,203	$(609)
Total mortgage-backed securities	1	7,203	(609)	—	—	7,203	(609)

Total	1	$7,203	$(609)	$—	$—	$7,203	$(609)

Available for sale securities
U.S. government agencies	3	$3,395	$(22)	$—	$—	$3,395	$(22)
Corporate	18	139,438	(3,145)	48,129	(241)	91,309	(2,904)
Collateralized loan obligations	15	210,684	(350)	210,684	(350)	—	—
Total other securities	36	353,517	(3,517)	258,813	(591)	94,704	(2,926)

REMIC and CMO	23	359,015	(4,489)	353,494	(4,394)	5,521	(95)
GNMA	5	88,408	(790)	88,408	(790)	—	—
FNMA	2	22,367	(120)	22,367	(120)	—	—
FHLMC	2	10,048	(67)	10,048	(67)	—	—
Total mortgage-backed securities	32	479,838	(5,466)	474,317	(5,371)	5,521	(95)

Total	68	$833,355	$(8,983)	$733,130	$(5,962)	$100,225	$(3,021)

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	At December 31, 2025
		Total		Less than 12 months		12 months or more
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Held-to-maturity securities
FNMA	1	$7,211	$(606)	$—	$—	$7,211	$(606)
Total mortgage-backed securities	1	7,211	(606)	—	—	7,211	(606)

Total	1	$7,211	$(606)	$—	$—	$7,211	$(606)

Available for sale securities
U.S. government agencies	3	$3,819	$(29)	$1,159	$(7)	$2,660	$(22)
Corporate	17	118,976	(2,734)	27,310	(190)	91,666	(2,544)
Collateralized loan obligations	13	164,174	(288)	144,154	(281)	20,020	(7)
Total other securities	33	286,969	(3,051)	172,623	(478)	114,346	(2,573)

REMIC and CMO	7	43,674	(217)	28,296	(105)	15,378	(112)
Total mortgage-backed securities	7	43,674	(217)	28,296	(105)	15,378	(112)
Total	40	$330,643	$(3,268)	$200,919	$(583)	$129,724	$(2,685)

The Company reviewed all available for sale securities that had an unrealized loss at March 31, 2026 and December 31, 2025. Upon this review management determined one municipal security indicated that a credit loss existed at March 31, 2026 and December 31, 2025, resulting in an allowance for credit losses being recorded. At March 31, 2026, this security was non-accrual with an amortized cost of $20.6 million, an allowance for credit losses of $2.8 million and a fair value of $17.6 million. At December 31, 2025, this security was non-accrual with an amortized cost of $20.6 million, an allowance for credit losses of $2.9 million and a fair value of $17.3 million.

All but one of the remaining securities held on March 31, 2026 and December 31, 2025, are either rated investment grade or better, and all these securities have a long history of no credit losses. The Bank holds approximately $10 million of corporate debt from a New York based bank holding company that at March 31, 2026 and December 31, 2025 was rated B1. We do not consider the decline in fair value to be credit related given the underlying bond has not missed any payments and financial performance has not deteriorated to a level where the institution is not well capitalized. The Bank has placed the security on the watch list and will continue to monitor this risk position closely to determine if any action steps and valuation adjustments are required in the future. It is not anticipated that this security or any other available for sale security held at March 31, 2026 and December 31, 2025 would be settled at a price that is less than the amortized cost of the Company’s investment, other than the one municipal security discussed above.

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

The Company reviewed each held-to-maturity security as part of its quarterly Current Expected Credit Loss (“CECL”) process, resulting in an allowance for credit losses of $0.3 million at both March 31, 2026 and December 31, 2025.

It is the Company’s policy to exclude accrued interest receivable from the calculation of the allowance for credit losses on held-to-maturity and the valuation of available for sale securities. Accrued interest receivable on held-to-maturity securities totaled $0.1 million at both March 31, 2026 and December 31, 2025 and accrued interest receivable on available for sale debt securities totaled $10.4 million and $8.3 million at March 31, 2026 and December 31, 2025, respectively.

The following table presents the activity in the allowance for credit losses for debt securities available for sale:

	For the three months ended March 31,
	2026	2025

	(In thousands)
Beginning balance	$2,921	$2,627
Provision (benefit)	(147)	—
Allowance for credit losses	$2,774	$2,627

The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity:

	For the three months ended March 31,
	2026	2025

	(In thousands)
Beginning balance	$348	$353
Provision (benefit)	(10)	6
Allowance for credit losses	$338	$359

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.     Loans

The following represents the composition of loans as of the dates indicated:

	March 31,	December 31,
	2026	2025

	(In thousands)
Multi-family residential	$2,387,794	$2,382,828
Commercial real estate	1,932,186	1,993,018
One-to-four family ― mixed-use property	466,734	476,423
One-to-four family ― residential	297,735	319,353
Construction	40,614	54,821
Small Business Administration	21,972	17,523
Commercial business and other	1,401,627	1,395,853
Net unamortized premiums and unearned loan fees	12,516	12,488
Total loans, net of fees and costs excluding portfolio layer basis adjustments	6,561,178	6,652,307
Unallocated portfolio layer basis adjustments (1)	352	1,645
Total loans, net of fees and costs	$6,561,530	$6,653,952

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

Interest on loans is recognized on an accrual basis. Accrued interest receivable totaled $45.6 million and $46.4 million at March 31, 2026 and December 31, 2025, respectively, and was included in “Interest and dividends receivable” on the Consolidated Statements of Financial Condition. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is likely to occur.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company recorded a provision for credit losses on loans totaling $2.2 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. The provision recorded during the three months ended March 31, 2026 was primarily driven by increased reserves applied to two Business Banking loans and one Real Estate loan. The ACL - loans totaled $44.5 million on March 31, 2026 compared to $42.8 million on December 31, 2025. On March 31, 2026, the ACL - loans represented 0.68% of gross loans and 87.9% of non-performing loans. On December 31, 2025, the ACL - loans represented 0.64% of gross loans and 103.0% of non-performing loans.

The Company may modify loans to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. When modifying a loan, an assessment of whether a borrower is experiencing financial difficulty is made on the date of modification. This modification may include reducing the loan interest rate, extending the loan term, any other-than-insignificant payment delay, principal forgiveness or any combination of these types of modifications. When such modifications are performed, a change to the allowance for credit losses is generally not required as the methodologies used to estimate the allowance already capture the effect of borrowers experiencing financial difficulty. On March 31, 2026, there were no commitments to lend additional funds to borrowers who have received a loan modification due to financial difficulty.

The following table shows loan modifications made to borrowers experiencing financial difficulty by type of modification granted during the period indicated:

	For the three months ended March 31, 2026
(Dollars in thousands)	Combination - Rate Reduction and Other-than-insignificant Payment Delay
Loan Modifications Made to Borrowers Experiencing Financial Difficulty	Number	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Multi-family residential	1	$2,586	0.1%	Borrower to make interest only payment through August 2026 (4 months) and rate reduced to 5.00% from 6.20%
Total	1	$2,586

The following table shows the payment status at March 31, 2026, of borrowers experiencing financial difficulty for which a modification was granted within the last 12 months:

	Payment Status of Borrowers Experiencing Financial Difficulty (Amortized Cost Basis)
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Modified
March 31, 2026
Multi-family residential	$21,838	$—	$—	$21,838
Commercial real estate	8,400	—	—	8,400
Commercial business and other	2,727	—	—	2,727
Total	$32,965	$—	$—	$32,965

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show our non-accrual loans at amortized cost with no related allowance and interest income recognized for loans ninety days or more past due and still accruing for the periods shown below:

	At or for the three months ended March 31, 2026
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$11,558	$14,312	$11,396	$—	$—
Commercial real estate	22,344	18,705	1,475	8	—
One-to-four family - mixed-use property	237	—	—	25	—
One-to-four family - residential	1,224	1,074	1,074	20	—
Small Business Administration	558	1,074	1,074	—	—
Commercial business and other	7,621	17,138	11,328	11	—
Total	$43,542	$52,303	$26,347	$64	$—

	At or for the year ended December 31, 2025
(In thousands)	Non-accrual amortized cost beginning of the reporting period	Non-accrual amortized cost end of the reporting period	Non-accrual with no related allowance	Interest income recognized	Loans ninety days or more past due and still accruing
Multi-family residential	$11,707	$11,558	$8,642	$53	$—
Commercial real estate	6,376	22,344	5,115	20	—
One-to-four family - mixed-use property	117	237	237	6	—
One-to-four family - residential	812	1,224	1,224	3	—
Small Business Administration	2,531	558	558	366	—
Commercial business and other	12,454	7,621	4,188	145	—
Total	$33,997	$43,542	$19,964	$593	$—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of interest foregone on non-accrual loans for the periods indicated.

	For the three months ended
	March 31,
	2026	2025

(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,028	$820
Less: Interest income included in the results of operations	(64)	(25)
Total foregone interest	$964	$795

The following tables show the aging analysis of the amortized cost basis of loans at the period indicated by class of loans:

	At March 31, 2026
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$2,533	$2,747	$14,312	$19,592	$2,373,309	$2,392,901
Commercial real estate	162	1,983	18,705	20,850	1,913,111	1,933,961
One-to-four family - mixed-use property	469	110	—	579	468,324	468,903
One-to-four family - residential	503	1,577	1,074	3,154	295,500	298,654
Construction	—	—	—	—	40,477	40,477
Small Business Administration	25	7	1,074	1,106	21,094	22,200
Commercial business and other	2,088	5,332	16,566	23,986	1,380,096	1,404,082
Total	$5,780	$11,756	$51,731	$69,267	$6,491,911	$6,561,178

.

	At December 31, 2025
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans (1)
Multi-family residential	$3,914	$1,165	$11,558	$16,637	$2,371,513	$2,388,150
Commercial real estate	2,785	—	22,344	25,129	1,970,023	1,995,152
One-to-four family - mixed-use property	263	—	237	500	478,310	478,810
One-to-four family - residential	2,264	53	1,224	3,541	316,744	320,285
Construction	—	—	—	—	54,748	54,748
Small Business Administration	160	—	558	718	17,029	17,747
Commercial business and other	7,874	1	7,050	14,925	1,382,490	1,397,415
Total	$17,260	$1,219	$42,971	$61,450	$6,590,857	$6,652,307

(1) The tables above exclude the unallocated portfolio layer basis adjustments totaling $0.4 million and $1.6 million related to loans hedged in a closed pool at March 31, 2026 and December 31, 2025, respectively. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables show the activity in the ACL on loans for the three-month periods ended:

	March 31, 2026
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$12,601	$13,559	$1,236	$875	$171	$1,881	$12,479	$42,802
Charge-offs	(173)	(616)	—	(147)	—	—	(116)	(1,052)
Recoveries	1	—	—	—	—	—	531	532
Provision (benefit)	683	399	3	101	(43)	283	742	2,168
Ending balance	$13,112	$13,342	$1,239	$829	$128	$2,164	$13,636	$44,450

	March 31, 2025
			One-to-four	One-to-four			Commercial
	Multi-family	Commercial	family - mixed-	family -	Construction	Small Business	business and
(In thousands)	residential	real estate	use property	residential	loans	Administration	other	Total
Beginning balance	$13,145	$9,288	$1,623	$759	$371	$1,523	$13,443	$40,152
Charge-offs	—	—	—	(5)	—	—	(4,466)	(4,471)
Recoveries	—	—	—	1	—	40	3	44
Provision (benefit)	(573)	3,694	79	164	(171)	(362)	1,481	4,312
Ending balance	$12,572	$12,982	$1,702	$919	$200	$1,201	$10,461	$40,037

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize the various risk categories of mortgage and non-mortgage loans by loan portfolio segments and by class of loans by year of origination at the periods indicated below:

	March 31, 2026
							Revolving Loans	Revolving Loans
							Amortized Cost	converted to
(In thousands)	2026	2025	2024	2023	2022	Prior	Basis	term loans	Total
Multi-family Residential
Pass	$56,064	$70,336	$106,997	$221,408	$399,077	$1,460,215	$3,707	$—	$2,317,804
Watch	—	—	921	—	3,702	30,503	—	—	35,126
Special Mention	—	—	—	—	—	24,880	—	—	24,880
Substandard	—	—	—	—	806	14,285	—	—	15,091
Total Multi-family Residential	$56,064	$70,336	$107,918	$221,408	$403,585	$1,529,883	$3,707	$—	$2,392,901
Gross charge-offs	$—	$—	$—	$—	$—	$173	$—	$—	$173
Commercial Real Estate
Pass	$23,463	$231,302	$190,142	$187,132	$281,012	$958,781	$—	$—	$1,871,832
Watch	—	—	—	3,552	3,797	25,692	—	—	33,041
Special Mention	—	8,400	1,983	—	—	—	—	—	10,383
Substandard	—	—	—	—	—	18,705	—	—	18,705
Total Commercial Real Estate	$23,463	$239,702	$192,125	$190,684	$284,809	$1,003,178	$—	$—	$1,933,961
Gross charge-offs	$—	$—	$—	$—	$—	$616	$—	$—	$616
1-4 Family Mixed-Use Property
Pass	$5,754	$16,816	$17,002	$20,044	$41,787	$360,877	$—	$—	$462,280
Watch	—	—	—	—	—	5,953	—	—	5,953
Special Mention	—	—	—	—	—	369	—	—	369
Substandard	—	—	—	—	—	301	—	—	301
Total 1-4 Family Mixed-Use Property	$5,754	$16,816	$17,002	$20,044	$41,787	$367,500	$—	$—	$468,903
1-4 Family Residential
Pass	$—	$2,227	$12,209	$92,061	$50,764	$121,233	$5,756	$7,296	$291,546
Watch	—	—	—	846	480	835	—	1,338	3,499
Special Mention	—	—	—	—	—	2,335	—	200	2,535
Substandard	—	—	—	—	—	846	—	228	1,074
Total 1-4 Family Residential	$—	$2,227	$12,209	$92,907	$51,244	$125,249	$5,756	$9,062	$298,654
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$147	$147
Construction
Pass	$—	$2,287	$—	$—	$—	$—	$38,190	$—	$40,477
Watch	—	—	—	—	—	—	—	—	—
Total Construction	$—	$2,287	$—	$—	$—	$—	$38,190	$—	$40,477
Small Business Administration
Pass	$3,942	$8,527	$1,583	$1,113	$3,114	$2,663	$—	$—	$20,942
Watch	—	—	—	—	—	152	—	—	152
Special Mention	—	—	—	—	—	25	—	—	25
Substandard	—	—	—	—	—	1,081	—	—	1,081
Total Small Business Administration	$3,942	$8,527	$1,583	$1,113	$3,114	$3,921	$—	$—	$22,200
Commercial Business
Pass	$32,293	$108,460	$60,213	$63,593	$52,459	$93,413	$177,027	$—	$587,458
Watch	—	69	1,712	—	77	2,590	2,704	—	7,152
Special Mention	—	—	—	—	—	—	1,081	—	1,081
Substandard	—	572	1,760	242	2,155	3,973	3,356	—	12,058
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Business	$32,293	$109,101	$63,685	$63,835	$54,691	$99,976	$184,168	$—	$607,749
Gross charge-offs	$—	$100	$—	$—	$—	$—	$—	$—	$100
Commercial Business - Secured by RE
Pass	$14,240	$100,545	$67,550	$53,938	$158,956	$358,366	$—	$—	$753,595
Watch	—	—	8,509	—	—	19,100	—	—	27,609
Special Mention	—	4,999	—	—	—	—	—	—	4,999
Substandard	—	—	—	—	—	9,967	—	—	9,967
Total Commercial Business - Secured by RE	$14,240	$105,544	$76,059	$53,938	$158,956	$387,433	$—	$—	$796,170
Other
Pass	$—	$—	$—	$—	$—	$85	$78	$—	$163
Total Other	$—	$—	$—	$—	$—	$85	$78	$—	$163
Gross charge-offs	$—	$—	$—	$—	$—	$16	$—	$—	$16
Total by Loan Type
Total Pass	$135,756	$540,500	$455,696	$639,289	$987,169	$3,355,633	$224,758	$7,296	$6,346,097
Total Watch	—	69	11,142	4,398	8,056	84,825	2,704	1,338	112,532
Total Special Mention	—	13,399	1,983	—	—	27,609	1,081	200	44,272
Total Substandard	—	572	1,760	242	2,961	49,158	3,356	228	58,277
Total Loans (1)	$135,756	$554,540	$470,581	$643,929	$998,186	$3,517,225	$231,899	$9,062	$6,561,178
Total Gross charge-offs	$—	$100	$—	$—	$—	$805	$—	$147	$1,052

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

(1) The tables above exclude the unallocated portfolio layer basis adjustments totaling $0.4 million and $1.6 million related to loans hedged in a closed pool at March 31, 2026 and December 31, 2025, respectively. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Included within net loans were $1.7 million and $2.1 million at March 31, 2026 and December 31, 2025, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

A loan is considered collateral dependent when the borrower is experiencing financial difficulties and repayment is expected to be substantially provided by the operation or sale of the collateral. The following table presents types of collateral-dependent loans by class of loans as of the periods indicated:

	Collateral Type
	March 31, 2026		December 31, 2025
(In thousands)	Real Estate	Business Assets	Real Estate	Business Assets
Multi-family residential	$14,312	$—	$11,558	$—
Commercial real estate	18,705	—	22,344	—
One-to-four family - mixed-use property	—	—	237	—
One-to-four family - residential	1,074	—	1,224	—
Small Business Administration	—	1,074	—	558
Commercial business and other	9,966	7,172	2,787	4,834
Total	$44,057	$8,246	$38,150	$5,392

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

On March 31, 2026, the Company had commitments to extend credit totaling $402.9 million.

The following table presents the activity in the allowance for off-balance sheet credit losses for the three months ended:

	For the three months ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$1,733	$1,037
Provision (benefit) (1)	111	337
Allowance for off-balance sheet - credit losses (2)	$1,844	$1,374

(1) Included in “Other operating expenses” on the Consolidated Statements of Operations.

(2) Included in “Other liabilities” on the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

6.     Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2026 and December 31, 2025, the Company did not have any loans designated as held for sale.

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

The following tables show loans sold during the periods indicated:

	For the three months ended March 31, 2026
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain

Performing loans
Small Business Administration	1	$543	$—	$51
Total	1	$543	$—	$51
Delinquent and non-performing loans
Multi-family residential	2	$1,083	$(173)	$43
Commercial	1	4,309	(616)	—
One-to-four family - mixed-use property	1	239	—	—
Total	4	$5,631	$(789)	$43

	For the three months ended March 31, 2025
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (1)

Performing loans
Multi-family residential	12	$35,388	$—	$—
Commercial	1	3,274	—	—
Small Business Administration	4	5,804	—	434
Total	17	$44,466	$—	$434
Delinquent and non-performing loans
Multi-family residential	1	$550	$—	$134
Commercial	1	5,099	—	238
One-to-four family - mixed-use property	1	137	—	19
Total	3	$5,786	$—	$391

(1)Does not include $0.2 million net loss on sale recorded to write-down performing mortgage loans to their anticipated sales price.

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

The Company has elected the short-term lease recognition exemption such that the Company will not recognize Right of Use (“ROU”) assets or lease liabilities for leases with a term of less than 12 months from the commencement date. The Company has one agreement in 2026 and three agreements in 2025 that qualified as short-term leases, respectively.

Certain leases have escalation clauses for operating expenses and real estate taxes, which are recorded as variable lease cost. The Company’s non-cancelable operating lease agreements expire through 2036.

Supplemental balance sheet information related to leases are as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Operating lease ROU assets	$51,016	$53,118

Operating lease liabilities	$51,916	$53,842

Weighted-average remaining lease term-operating leases	7.1 years	7.2 years
Weighted average discount rate-operating leases	4.4%	4.4%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The components of lease expense and cash flow information related to leases were as follows:

		For the three months ended March 31,
(In thousands)	Line Item Presented	2026	2025
Lease Cost
Operating lease cost	Occupancy and equipment	$2,613	$2,319
Operating lease cost	Other operating expenses	—	5
Short-term lease cost	Professional services and other operating expenses	44	43
Variable lease cost	Occupancy and equipment	313	325
Total lease cost		$2,970	$2,692

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$2,450	$2,511
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for new operating lease liabilities		$—	$—

The Company’s minimum annual rental payments for Bank facilities due under non-cancelable leases are as follows as of March 31, 2026:

Minimum Rental
(In thousands)
Years ended December 31:
Remainder of 2026	$6,721
2027	10,023
2028	9,895
2029	8,699
2030	5,327
Thereafter	20,538
Total minimum payments required	61,203
Less: implied interest	(9,287)
Total lease obligations	$51,916

8. Stock-Based Compensation

On May 29, 2024, stockholders approved the Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) to replace the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2024 Plan is an “omnibus” stock plan that provides for a variety of equity award vehicles to maintain flexibility. The 2024 Plan, like the 2014 Plan, permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and other stock-based awards. Currently, awards to employees primarily consist of RSUs and PRSUs and to Company directors of RSUs. The 2024 Plan authorizes the issuance of up to 637,949 shares. Although no further awards may be granted under the 2014 Plan, outstanding awards granted prior to February 28, 2024, will continue in accordance with their terms.

The Company has a long-term incentive compensation program for certain Company executive officers that includes grants of PRSUs in addition to time-based RSUs. Under the terms of the PRSU Agreement, the number of PRSUs that may be earned depends on the extent to which performance goals for the award are achieved over a three-year performance period, as determined by the Compensation Committee of the Board. The number of PRSUs that may be earned ranges from 0% to 150% of the target award, with no PRSUs earned for below threshold-level performance, 50% of PRSUs earned for threshold-level performance, 100% of PRSUs earned for target-level performance, and 150% of PRSUs earned

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

for maximum-level performance. As of March 31, 2026, PRSUs granted in 2026, 2025 and 2024 are being accrued at target. The levels of accrual are commensurate with the projected performance of the respective grant.

For the three months ended March 31, 2026 and 2025, the Company’s net income, as reported, included $1.8 million and $0.5 million, respectively, of stock-based compensation costs, as recorded in salaries and employee benefits on the Consolidated Statements of Operations, including the benefit or expense of phantom stock awards, and $0.5 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans.

During the three months ended March 31, 2026 and 2025 the Company granted 282,550 and 228,501 RSU awards and 77,550 and 71,700 PRSU awards, respectively. As of March 31, 2026, 290,751 shares were available for future issuance under the 2024 Omnibus Plan.

The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards and performance restricted stock units. Compensation cost is recognized over the vesting period of the award using the straight-line method. Forfeitures are recorded in the period they occur.

The following table summarizes the Company’s RSU and PRSU awards under the 2024 Omnibus Plan for the three months ended March 31, 2026:

	RSU Awards		PRSU Awards
		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2025	401,535	$16.68	139,050	$15.65
Granted	282,550	15.54	77,550	15.54
Added (reduced) shares due to performance factor	—	—	—	—
Vested	(84,044)	17.95	—	—
Forfeited	(5,600)	15.63	—	—
Non-vested awards at March 31, 2026	594,441	$15.97	216,600	$15.61
Vested but unissued at March 31, 2026	106,998	$18.91	—	$—

As of March 31, 2026, there was $8.4 million of total unrecognized compensation cost related to RSU and PRSU awards granted. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of awards vested for the three months ended March 31, 2026 and 2025, was $0.7 million and $1.1 million, respectively. The vested but unissued RSU and PRSU awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of these awards, which provide for vesting upon retirement, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting and settlement dates.

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit-sharing plan for officers who have achieved the designated level and completed one year of service. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2026:

Phantom Stock Plan	Shares	Fair Value	Weighted-Average Fair Value
Outstanding at December 31, 2025	215,256	$15.17
Granted	14,760		$15.41
Distributions	(1,910)		$15.74
Outstanding and vested at March 31, 2026	228,106	$15.36

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $0.1 million and ($0.3) million for the three months ended March 31, 2026 and 2025, respectively. The total fair value of the distributions from the Phantom Stock Plan was $30,000 and $12,000 for the three months ended March 31, 2026 and 2025, respectively.

9.     Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2026	2025
Employee Pension Plan:
Interest cost	$200	$203
Amortization of unrecognized loss	35	—
Expected return on plan assets	(241)	(277)
Net employee pension benefit (1)	$(6)	$(74)

Outside Director Pension Plan:
Service cost	$3	$2
Interest cost	11	12
Amortization of unrecognized gain	(22)	(25)
Net outside director pension (benefit) expense (2)	$(8)	$(11)

Other Postretirement Benefit Plans:
Service cost	$—	$38
Interest cost	—	115
Amortization of unrecognized gain	—	(48)
Net other postretirement expense (1)	$—	$105

(1) Reported in the Consolidated Statements of Operations as part of salaries and employee benefits.

(2) Reported in the Consolidated Statements of Operations as part of other operating expenses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2025 that it does not expect to contribute to the employee pension plan or the outside director pension plan during the year ending December 31, 2026.

During December 2025, the Company modified its Postretirement Plans through the following actions:

Curtailment

The Company approved a restructuring program that resulted in the elimination of future service benefits for all active employees and current retirees. As a result, the Company recognized a curtailment gain of $4.9 million, reflecting the reduction in future benefits.

Special Termination Benefits

The Company approved a restructuring program that provided benefits to certain senior executives in excess of what the plan already provided totaling $4.4 million. These amounts paid to senior executives were contractual obligations. As a result, the Company recognized special termination benefit of $6.7 million, reflecting the additional benefits.

Settlement

As part of the restructuring program, the Company adopted the resolution to terminate the Postretirement Plans effective December 29, 2025 recognizing a settlement gain of $2.3 million. Final distribution totaling $6.1 million was made in the first quarter of 2026.

10.     Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with GAAP which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not purchase or sell any financial assets or liabilities carried under the fair value option during the three months ended March 31, 2026 and 2025.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Operations – Net (loss) gain from fair value adjustments, at or for the periods ended as indicated:

			Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements at	Measurements at	For the three months ended March 31,
Description	March 31, 2026	December 31, 2025	2026	2025
(In thousands)
Mortgage-backed securities	$205	$211	$—	$—
Other securities	14,322	14,201	24	188
Borrowed funds	55,071	51,666	(3,584)	(340)
Net gain (loss) from fair value adjustments			$(3,560)	$(152)

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

The borrowed funds had a contractual principal amount of $61.9 million at both March 31, 2026 and December 31, 2025. The fair value of borrowed funds includes accrued interest payable of $0.3 million at both March 31, 2026 and December 31, 2025.

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

Level 1 – when quoted market prices are available in an active market. At March 31, 2026 and December 31, 2025, Level 1 included one mutual fund.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2026 and December 31, 2025, Level 2 included mortgage-backed securities, CLOs, corporate debt, US government agencies, and derivatives.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At March 31, 2026 and December 31, 2025, Level 3 included trust preferred securities owned, and junior subordinated debentures issued by the Company, as well as municipal bonds.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, including those reported at fair value under the fair value option, and the level that was used to determine their fair value, at March 31, 2026 and December 31, 2025:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2026	2025	2026	2025	2026	2025	2026	2025

Assets:	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$1,087,248	$821,938	$—	$—	$1,087,248	$821,938
Other securities	12,669	12,650	509,403	536,524	19,267	18,812	541,339	567,986
Derivatives	—	—	34,476	37,900	—	—	34,476	37,900

Total assets	$12,669	$12,650	$1,631,127	$1,396,362	$19,267	$18,812	$1,663,063	$1,427,824

Liabilities:
Borrowings	$—	$—	$—	$—	$55,071	$51,666	$55,071	$51,666
Derivatives	—	—	23,112	31,714	—	—	23,112	31,714

Total liabilities	$—	$—	$23,112	$31,714	$55,071	$51,666	$78,183	$83,380

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the periods indicated:

	For the three months ended
	March 31, 2026			March 31, 2025
		Trust preferred	Junior subordinated		Trust preferred	Junior subordinated
	Municipals	securities	debentures	Municipals	securities	debentures
(In thousands)
Beginning balance	$17,261	$1,551	$51,666	$18,000	$1,465	$48,795
Net gain (loss) from fair value adjustment of financial assets (1)	—	103	—	—	10	—
Net (gain) loss from fair value adjustment of financial liabilities (1)	—	—	3,584	—	—	340
Increase (decrease) in accrued interest	—	(1)	(22)	—	(1)	(28)
(Provision) benefit for credit losses	147	—	—	—	—	—
Change in unrealized gains (losses) included in other comprehensive loss-assets	206	—	—	—	—	(4)
Change in unrealized (gains) losses included in other comprehensive loss-liabilities	—	—	(157)	—	—	—
Ending balance	$17,614	$1,653	$55,071	$18,000	$1,474	$49,103
Changes in unrealized gains (losses) held at period end	$—	$—	$2,513	$—	$—	$2,287

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	March 31, 2026
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$17,614	Discounted cash flows	Spread over A rated Municipal Curves	5.9%	n/a
Trust preferred securities	1,653	Discounted cash flows	Spread over 3-month SOFR	2.9%	n/a

Liabilities:
Junior subordinated debentures	$55,071	Discounted cash flows	Spread over 3-month SOFR	2.9%	n/a

	December 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average

	(Dollars in thousands)
Assets:
Municipals	$17,261	Discounted cash flows	Spread over A rated Municipal Curves	5.9%	n/a
Trust preferred securities	1,551	Discounted cash flows	Spread over 3-month SOFR	3.7%	n/a

Liabilities:
Junior subordinated debentures	$51,666	Discounted cash flows	Spread over 3-month SOFR	3.7%	n/a

The significant unobservable inputs used in the fair value measurement of the Company’s municipals, trust preferred securities and junior subordinated debentures valued under Level 3 at March 31, 2026 and December 31, 2025, are the effective yields used in the cash flow models. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a non-recurring basis and the level that was used to determine their fair value at March 31, 2026 and December 31, 2025:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	2026	2025	2026	2025	2026	2025	2026	2025

	(In thousands)
Assets:
Impaired loans	$—	$—	$—	$—	$18,519	$17,789	$18,519	$17,789

Total assets	$—	$—	$—	$—	$18,519	$17,789	$18,519	$17,789

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the qualitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements at the periods indicated:

	At March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$15,029	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-25.0% to 14.7%	(7.1)%
			Reduction for planned expedited disposal	0% to 15.0%	13.5%

Impaired loans	3,490	Discounted Cashflow	Discount Rate	8.3% to 9.7%	8.9%
			Probability of Default	10.0% to 75.0%	42.6%

	At December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

	(Dollars in thousands)
Assets:

Impaired loans	$16,712	Sales approach	Adjustment to sales comparison value to reconcile differences between comparable sales	-25.0% to 10.0%	(8.5)%
			Reduction for planned expedited disposal	15.0%	15.0%

Impaired loans	1,077	Discounted Cashflow	Discount Rate	8.3%	8.3%
			Probability of Default	50.0%	50.0%

The weighted average for unobservable inputs for collateral-dependent loans is based on the relative fair value of the loans.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025.

The methods and assumptions used to estimate fair value at March 31, 2026 and December 31, 2025 are as follows:

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

Derivatives:

The fair value of derivatives is based upon broker quotes.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at the periods indicated:

	March 31, 2026
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$158,707	$158,707	$158,707	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,812	7,203	—	7,203	—
Other securities	42,041	38,009	—	—	38,009
Securities available for sale
Mortgage-backed securities	1,087,248	1,087,248	—	1,087,248	—
Other securities	541,339	541,339	12,669	509,403	19,267
Loans held for investment, net of fees and costs	6,561,530	6,377,006	—	—	6,377,006
FHLB-NY stock	18,520	18,520	—	18,520	—
Accrued interest receivable	60,418	60,418	—	60,418	—
Derivatives	34,476	34,476	—	34,476	—

Liabilities:

Deposits	$7,580,388	$7,571,623	$5,360,401	$2,211,222	$—
Borrowed Funds	416,499	391,407	—	336,336	55,071
Accrued interest payable	13,693	13,693	—	13,693	—
Derivatives	23,112	23,112	—	23,112	—

	December 31, 2025
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

	(In thousands)
Assets:

Cash and due from banks	$126,076	$126,076	$126,076	$—	$—
Securities held-to-maturity
Mortgage-backed securities	7,817	7,211	—	7,211	—
Other securities	42,363	39,021	—	—	39,021
Securities available for sale
Mortgage-backed securities	821,938	821,938	—	821,938	—
Other securities	567,986	567,986	12,650	536,524	18,812
Loans held for investment, net of fees and costs	6,653,952	6,414,923	—	—	6,414,923
FHLB-NY stock	18,937	18,937	—	18,937	—
Accrued interest receivable	59,436	59,436	—	59,436	—
Derivatives	37,900	37,900	—	37,900	—

Liabilities:

Deposits	$7,311,742	$7,307,635	$5,022,898	$2,284,737	$—
Borrowed Funds	484,653	459,300	—	407,634	51,666
Accrued interest payable	13,030	13,030	—	13,030	—
Derivatives	31,714	31,714	—	31,714	—

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

11.     Derivative Financial Instruments

At March 31, 2026 and December 31, 2025, the Company’s derivative financial instruments consisted of interest rate swaps and interest rate floor options. At March 31, 2026, the Company’s derivatives are used for four purposes: 1) to mitigate the Company’s exposure to rising interest rates on certain fixed rate loans with a notional amount of $635.8 million and $645.7 million of swaps outstanding at March 31, 2026 and December 31, 2025, respectively; 2) to facilitate risk management strategies for our loan customers with $1.2 billion of swaps outstanding, which include $604.0 million each with customers and bank counterparties at March 31, 2026 and $1.2 billion of swaps outstanding, which include $589.2 million each with customers and bank counterparties at December 31, 2025; 3) to mitigate exposure to rising interest rates on certain short-term advances and brokered deposits with $825.8 million and $905.8 million of swaps outstanding at March 31, 2026 and December 31, 2025, respectively; and 4) to mitigate the Company’s exposure to decreasing interest rates on a portion of its adjustable rate loan portfolio with a notional amount of $100.0 million of interest rate floor options outstanding at both March 31, 2026 and December 31, 2025.

At both March 31, 2026 and December 31, 2025, the Company maintained portfolio layer hedges on a closed portfolio of loans with a notional amount of $480.0 million.

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

At March 31, 2026 and December 31, 2025, we held derivatives designated as cash flow hedges, fair value hedges and certain derivatives not designated as hedges.

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

For cash flow hedges, the changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss), net of tax. Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affected earnings. During the three months ended March 31, 2026 and 2025, $0.6 million and $4.5 million in reduced expense, respectively, was reclassified from accumulated other comprehensive income (loss) to interest expense. The estimated amount to be reclassified in the next 12 months out of accumulated other comprehensive income (loss) into earnings is $0.6 million in reduced expense.

A portion of the reduced expense is driven by the amortization of income from terminated cash flow hedges. This income is amortized over the remaining original terms of terminated cash flow hedges. During the three months ended March 31, 2026 and 2025, there were no cashflow hedges terminated. During the three months ended March 31, 2026 and 2025, income from the amortization of terminated cash flow hedges totaled $0.1 million and $0.2 million, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at the periods indicated:

	Assets		Liabilities
	Notional		Notional
	Amount	Fair Value (1)	Amount	Fair Value (1)

March 31, 2026	(In thousands)
Cash flow hedges:
Interest rate swaps (deposits)	$355,000	$1,312	$470,750	$1,738
Interest rate floors options (loans)	100,000	635	—	—
Fair value hedges:
Interest rate swaps (loans)	400,836	11,621	235,000	466
Non hedge:
Interest rate swaps (loans)	603,950	20,908	603,950	20,908
Total	$1,459,786	$34,476	$1,309,700	$23,112

December 31, 2025
Cash flow hedges:
Interest rate swaps (deposits)	$205,000	$725	$700,750	$5,398
Interest rate floors options (loans)	100,000	894	—	—
Fair value hedges:
Interest rate swaps (loans)	216,359	11,608	429,356	1,643
Non hedge:
Interest rate swaps (loans)	589,240	24,673	589,240	24,673
Total	$1,110,599	$37,900	$1,719,346	$31,714

(1) Derivatives in a positive position are recorded as “Other assets” and derivatives in a negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table presents information regarding the Company’s fair value hedged items for the periods indicated:

			Cumulative Amount
			of the Fair Value Hedging Adjustment
Line Item in the Consolidated Statement	Carrying Amount of the		Included in the Carrying Amount of
of Financial Condition in Which	Hedged		the Hedged
the Hedged Item Is Included	Assets/(Liabilities)		Assets/(Liabilities)
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Loans
Multi-family residential	$74,630	$75,296	$(8,066)	$(8,082)
Commercial real estate	31,748	40,566	(2,128)	(2,180)
Commercial business	39,241	39,541	(1,567)	(1,636)
Total	$145,619	$155,403	$(11,761)	$(11,898)

Portfolio Layer
Loans held for Investment (1)	$480,000	$480,000	$352	$1,645
Total	$480,000	$480,000	$352	$1,645

(1) Carrying amount represents the amortized cost of the portfolio layer method on a closed portfolio at March 31 2026 and December 31, 2025, totaling $2.1 billion and $2.2 billion, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations for the periods indicated:

		For the three months ended
	Affected Line Item in the Statements	March 31,
(In thousands)	Where Net Income is Presented	2026	2025
Financial Derivatives:
Interest rate swaps - fair value hedge (loans)	Interest and fees on loans	$749	$1,946

Interest rate swaps - cash flow hedge (brokered deposits)	Interest expense - Deposits	709	4,544

Interest rate floors options - cash flow hedge (loans)	Interest and fees on loans	(101)	(12)
Total net income (expense) from the effects of derivative instruments		$1,357	$6,478

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

The following table presents the effect of the master netting arrangements on the presentation of the derivative assets and liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

		Gross Amount	Net Amount
	Gross Amounts	Offset in Statement of	Presented in Statement of	Financial	Cash
(In thousands)	Recognized	Financial Condition	Financial Condition	Instruments	Collateral	Net Amount
March 31, 2026
Assets:
Interest rate swaps	$33,841	$—	$33,841	$—	$(16,615)	$17,226
Interest rate floors options	635	—	635	—	—	635
Liabilities:
Interest rate swaps	23,112	—	23,112	—	—	23,112

December 31, 2025
Assets:
Interest rate swaps	$37,006	$—	$37,006	$—	$(16,615)	$20,391
Interest rate floors options	894	—	894	—	—	894
Liabilities:
Interest rate swaps	31,714	—	31,714	—	—	31,714

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

12.     Accumulated Other Comprehensive Income (Loss):

The following tables set forth the changes in accumulated other comprehensive income (loss) by component for the periods indicated:

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
March 31, 2026	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$3,640	$(3,093)	$(2,648)	$1,648	$(453)

Other comprehensive income (loss) before reclassifications, net of tax	(5,107)	3,205	—	110	(1,792)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(423)	9	—	(414)
Net current period other comprehensive income (loss), net of tax	(5,107)	2,782	9	110	(2,206)
Ending balance, net of tax	$(1,467)	$(311)	$(2,639)	$1,758	$(2,659)

	Unrealized Gains	Unrealized Gains
	(Losses) on	(Losses) on		Fair Value
	Available for Sale	Cash flow	Defined Benefit	Option Elected
March 31, 2025	Securities	Hedges	Pension Items	on Liabilities	Total

	(In thousands)
Beginning balance, net of tax	$(4,331)	$10,728	$(848)	$1,584	$7,133

Other comprehensive income (loss) before reclassifications, net of tax	2,871	(4,131)	—	2	(1,258)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(3,130)	(50)	—	(3,180)
Net current period other comprehensive income (loss), net of tax	2,871	(7,261)	(50)	2	(4,438)
Ending balance, net of tax	$(1,460)	$3,467	$(898)	$1,586	$2,695

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following tables set forth significant amounts reclassified from accumulated other comprehensive income (loss) by component for the periods indicated:

For the three months ended March 31, 2026
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$709		Interest expense
Interest rate floors options benefit (expense)	(101)		Interest and fees on loans
	608		Total before tax
	(185)		Provision (benefit) for income taxes
	$423		Net of tax

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$13	(1)	Other operating expense
	(4)		Provision (benefit) for income taxes
	$9		Net of tax

For the three months ended March 31, 2025
Amounts Reclassified from
Details about Accumulated Other	Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income (Loss)		Where Net Income (Loss) is Presented
(In thousands)
Cash flow hedges:
Interest rate swaps benefit (expense)	$4,544		Interest expense
Interest rate floors options benefit (expense)	(12)		Interest and fees on loans
	4,532		Total before tax
	(1,402)		Provision (benefit) for income taxes
	$3,130		Net of tax

Amortization of defined benefit pension items:
Actuarial losses benefit (expense)	$73	(1)	Other operating expense
	(23)		Provision (benefit) for income taxes
	$50		Net of tax

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 9 (“Pension and Other Postretirement Benefit Plans”) of the Notes to the Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

13.     Regulatory Capital

Under current capital regulations, the Bank is required to comply with four separate capital adequacy standards and a Capital Conservation Buffer (“CCB”). As of March 31, 2026, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Bank was 6.59% and 6.40% at March 31, 2026 and December 31, 2025, respectively.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	March 31, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$921,751	10.45%	$909,636	10.29%
Requirement to be well-capitalized	440,854	5.00	441,813	5.00
Excess	480,897	5.45	467,823	5.29

Common Equity Tier I risk-based capital:
Capital level	$921,751	13.89%	$909,636	13.73%
Requirement to be well-capitalized	431,199	6.50	430,567	6.50
Excess	490,552	7.39	479,069	7.23

Tier I risk-based capital:
Capital level	$921,751	13.89%	$909,636	13.73%
Requirement to be well-capitalized	530,706	8.00	529,929	8.00
Excess	391,045	5.89	379,707	5.73

Total risk-based capital:
Capital level	$967,947	14.59%	$954,061	14.40%
Requirement to be well-capitalized	663,383	10.00	662,411	10.00
Excess	304,564	4.59	291,650	4.40

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company is subject to the same regulatory capital requirements as the Bank. As of March 31, 2026, the Company continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. The CCB for the Company at March 31, 2026 and December 31, 2025 was 5.27% and 5.36%, respectively.

Set forth below is a summary of the Company’s compliance with banking regulatory capital standards.

	March 31, 2026		December 31, 2025
		Percent of		Percent of
	Amount	Assets	Amount	Assets

	(Dollars in thousands)
Tier I (leverage) capital:
Capital level	$747,808	8.48%	$752,523	8.52%
Requirement to be well-capitalized	440,855	5.00	441,788	5.00
Excess	306,953	3.48	310,735	3.52

Common Equity Tier I risk-based capital:
Capital level	$694,708	10.47%	$702,747	10.61%
Requirement to be well-capitalized	431,258	6.50	430,555	6.50
Excess	263,450	3.97	272,192	4.11

Tier I risk-based capital:
Capital level	$747,808	11.27%	$752,523	11.36%
Requirement to be well-capitalized	530,779	8.00	529,914	8.00
Excess	217,029	3.27	222,609	3.36

Total risk-based capital:
Capital level	$984,004	14.83%	$986,948	14.90%
Requirement to be well-capitalized	663,474	10.00	662,392	10.00
Excess	320,530	4.83	324,556	4.90

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents consolidated net income (loss) and other important metrics the CODM will use to evaluate the operations of the Company:

	For the three months ended March 31,
	2026	2025

	(Dollars in thousands, except per share data)
Net income (loss)	$5,833	$(9,796)

Diluted earnings (loss) per common share	$0.17	$(0.29)

Return on average assets	0.26%	(0.43)%
Return on average equity	3.26%	(5.36)%
Book value per common share	$20.58	$20.81

15. Subsequent Event

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. Other than the matters described below, no subsequent events were identified that require recognition or disclosure in the accompanying condensed consolidated financial statements.

On December 29, 2025, Flushing Financial Corporation (the "Company" or "Flushing") and its wholly owned subsidiary Flushing Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with OceanFirst Financial Corp. ("OceanFirst") and its wholly owned subsidiary OceanFirst Bank N.A. The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, the Company will merge with and into OceanFirst (the "Merger"), with OceanFirst continuing as the surviving corporation. Immediately following the Merger, Flushing Bank will merge with and into OceanFirst Bank N.A. (the "Bank Merger"), with OceanFirst Bank N.A. continuing as the surviving bank.

The Merger is structured as an all-stock transaction. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time (other than certain excluded shares) will be converted into the right to receive 0.85 shares of common stock, par value $0.01 per share, of OceanFirst (the "Exchange Ratio"), with cash paid in lieu of fractional shares.

On March 23, 2026, the New York State Department of Financial Services granted its approval of the Bank Merger and related applications.

Subsequent to March 31, 2026, the parties received the remaining shareholder and regulatory approvals required to consummate the Merger. Specifically:

• On April 2, 2026, the shareholders of OceanFirst and the shareholders of the Company each approved the Merger Agreement and the transactions contemplated thereby at their respective special meetings.

• On April 6, 2026, the Office of the Comptroller of the Currency granted its approval of the Bank Merger.

• On April 24, 2026, the Board of Governors of the Federal Reserve System granted its approval of the application by OceanFirst to merge with the Company and to indirectly acquire Flushing Bank.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

With the receipt of the foregoing approvals, all regulatory approvals required to consummate the Merger and the Bank Merger have been obtained. The closing of the Merger is expected to occur no later than June 1, 2026, subject to the satisfaction or waiver of the remaining customary closing conditions set forth in the Merger Agreement. The Merger had not been consummated as of the date these condensed consolidated financial statements were available to be issued, and accordingly the effects of the Merger have not been reflected in the accompanying condensed consolidated financial statements.

Related Warburg Pincus Equity Investment

In connection with the Merger Agreement, on December 29, 2025, OceanFirst entered into an investment agreement (the "Investment Agreement") with affiliates of investment funds managed by Warburg Pincus LLC (collectively, the "Investors"), pursuant to which the Investors have agreed to make a fully committed $225 million investment in newly issued equity securities of OceanFirst, consisting of shares of OceanFirst common stock and non-voting common-equivalent stock, together with related warrants (the "Warburg Pincus Investment"). The Company is not a party to the Investment Agreement. The Warburg Pincus Investment is expected to close concurrently with, and is conditioned upon the concurrent closing of, the Merger and the satisfaction of other customary closing conditions set forth in the Investment Agreement. The proceeds of the Warburg Pincus Investment are expected to be used by OceanFirst to support the combined company’s capital position following the closing of the Merger.

16.     New Authoritative Accounting Pronouncements

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly owned subsidiaries, Flushing Bank (the “Bank”), Flushing Service Corporation, and FSB Properties Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “goals,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Bank was organized in 1929 as a New York State-chartered mutual savings bank. Today the Bank operates as a full-service New York State-chartered commercial bank. The Bank’s primary regulator is the New York State Department of Financial Services, and its primary federal regulator is the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. The primary business of Flushing Financial Corporation has been the operation of the Bank. At March 31, 2026, the Bank owns two subsidiaries: Flushing Service Corporation and FSB Properties Inc. The Bank also operates an internet branch, which operates under the brands of iGObanking.com® and BankPurely® (the “Internet Branch”). The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of subordinated debt, junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

With the foregoing approvals, no further regulatory approvals are required to complete the proposed transaction. The parties anticipate that the proposed transaction will close no later than June 1, 2026, subject to the satisfaction or waiver of the remaining closing conditions set forth in the merger agreement.

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

For the three months ended March 31, 2026, we reported net income of $5.8 million, or $0.17 per diluted common share, an increase of $15.6 million, or 159.5% from net loss of ($9.8) million, or ($0.29) per diluted common share earned in the three months ended March 31, 2025.

During the three months ended March 31, 2026, the net interest margin increased 16 basis points to 2.67% from 2.51% in the three months ended March 31, 2025. The increase was driven by lower deposit costs and growth in noninterest bearing deposits. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the net interest margin increased 14 basis points to 2.62% for the three months ended March 31, 2026, from 2.48% for the three months ended March 31, 2025.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Approximately 90% of our loan portfolio is collateralized by real estate with an average loan to value of less than 35%, based on appraisal at origination. We have a long history and foundation built upon disciplined underwriting, strong credit quality, and a resilient seasoned loan portfolio with solid asset protection. At March 31, 2026, our allowance for credit losses (“ACL”) to gross loans stood at 0.68% and our ACL to non-performing loans was 87.9%. Non-performing assets at the end of the quarter were 0.77% of total assets.

The Bank and Company remain well-capitalized under current capital regulations of the FDIC and the Federal Reserve Board, respectively, and are subject to similar regulatory capital requirements. See Note 13 (“Regulatory Capital”) of the Notes to the Consolidated Financial Statements.

The following table presents operating data highlights for the periods indicated:

	For the three months ended March 31,
	2026	2025

	(In thousands, except per share data)
Operating data:
Interest and dividend income	$113,010	$116,536
Interest expense	57,816	63,547
Net interest income (loss)	55,194	52,989
Provision (benefit) for credit losses	2,011	4,318
Non-interest income (loss)	1,785	5,074
Non-interest expense	46,775	59,676
Income (loss) before income taxes	8,193	(5,931)
Provision (benefit) for income taxes	2,360	3,865
Net income (loss)	$5,833	$(9,796)

Basic earnings (loss) per common share	$0.17	$(0.29)
Diluted earnings (loss) per common share	0.17	(0.29)
Dividends paid per common share	$0.22	$0.22

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

General. Net income (loss) for the three months ended March 31, 2026 was $5.8 million, an increase of $15.6 million, or 159.5%, from ($9.8) million for the three months ended March 31, 2025. Diluted earnings (loss) per common share was $0.17 and ($0.29) for the three months ended March 31, 2026, and 2025, respectively. Return on average equity was 3.26% for the three months ended March 31, 2026 compared to (5.36%) for the three months ended March 31, 2025. Return on average assets was 0.26% for the three months ended March 31, 2026 compared to (0.43%) for the three months ended March 31, 2025. The period ended March 31, 2025, included an impairment charge totaling $17.6 million to fully impair goodwill.

Interest Income. Interest and dividend income decreased $3.5 million, or 3.0%, to $113.0 million for the three months ended March 31, 2026, from $116.5 million for the three months ended March 31, 2025. The decline in interest income was primarily attributable to a decrease of $176.0 million in the average balance of interest-earning assets to $8,293.0 million for the three months ended March 31, 2026, from $8,468.9 million for the comparable prior year period. There was a 5 basis point decrease in the yield on interest-earning assets to 5.46% for the three months ended March 31, 2026, compared to 5.51% for the three months ended March 31, 2025. The decline in interest-earning assets was primarily driven by our decision to maintain pricing and credit discipline. Excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, the yield on total interest-earning assets decreased 7 basis points to 5.41% for the three months ended March 31, 2026, from 5.48% for the three months ended March 31, 2025.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $5.7 million, or 9.0%, to $57.8 million for the three months ended March 31, 2026, from $63.5 million for the three months ended March 31, 2025. The decline in interest expense was primarily due to the average cost of interest-bearing liabilities decreasing 18 basis points to 3.32% for the three months ended March 31, 2026, from 3.50% for the three months ended March 31, 2025, coupled with the average balance of interest-bearing liabilities decreasing $286.4 million to $6,974.7 million for the three months ended March 31, 2026, from $7,261.1 million for the comparable prior year period. Average non-interest bearing deposits increased $110.5 million, or 12.9%, reducing the need for interest bearing funding.

Net Interest Income. Net interest income for the three months ended March 31, 2026, was $55.2 million, an increase of $2.2 million, or 4.2%, from $53.0 million for the three months ended March 31, 2025. The increase in net interest income was driven by an increase in the net interest margin of 16 basis points to 2.67% for the three months ended March 31, 2026, from 2.51% for the three months ended March 31, 2025. The net interest margin, excluding prepayment penalty income from loans, net recoveries/reversals of interest from non-accrual and delinquent loans, net gains (losses) from fair value adjustments on hedges, and purchase accounting adjustments, was 2.62% for the three months ended March 31, 2026, an increase of 14 basis points from 2.48% for the three months ended March 31, 2025.

Provision for Credit Losses. During the three months ended March 31, 2026, the provision for credit losses was $2.0 million compared to $4.3 million for the three months ended March 31, 2025. The provision recorded during the three months ended March 31, 2026 was primarily driven by increased reserves applied to two Business Banking loans and one Real Estate loan. The current average loan-to-value ratio for our non-performing assets collateralized by real estate was 59.3% at March 31, 2026. The Bank continues to maintain conservative underwriting standards.

Non-Interest Income. Non-interest income for the three months ended March 31, 2026, was $1.8 million, a decrease of $3.3 million, or 64.8% from $5.1 million in the prior year comparable period. The decrease was primarily due to higher  net losses from fair value adjustments recorded during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Non-Interest Expense. Non-interest expense for the three months ended March 31, 2026, was $46.8 million, a decrease of $12.9 million, or 21.6%, from $59.7 million for the three months ended March 31, 2025. The decrease was primarily due to a goodwill impairment charge for $17.6 million recorded during the first quarter ended March 31, 2025. This was partially offset by an increase of $3.7 million in salaries and employee benefits to $26.6 million in the three months ended March 31, 2026, compared to three months ended March 31, 2025.

Income before Income Taxes. Income before income taxes for the three months ended March 31, 2026, was $8.2 million, an increase of $14.1 million, from the net loss totaling ($5.9) million for the three months ended March 31, 2025 for the reasons discussed above.

Provision for Income Taxes. The provision for income taxes was $2.4 million for the three months ended March 31, 2026, a decrease of $1.5 million, or 38.9%, from $3.9 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was 28.8% compared to (65.2%) for the three months ended March 31, 2025. The March 31, 2025 tax rate was negatively impacted by the non-tax-deductibility of the goodwill impairment charge.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2026, were $8,862.8 million, an increase of $169.5 million, or 2.0%, from $8,693.3 million at December 31, 2025. The increase in total assets was mainly due to securities available for sale increasing $238.7 million, or 17.2%, during the three months ended March 31, 2026, to $1,628.6 million from $1,389.9 million at December 31, 2025, partially offset with a decrease during the same period in total net loans held for investment totaling $94.1 million. The decrease in loans was primarily due to the Company maintaining pricing and credit discipline. Loan originations and purchases were $161.5 million for the three months ended March 31, 2026, a decrease of $12.6 million,

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

or 7.2%, from $174.1 million for the three months ended March 31, 2025. The loan pipeline was $327.4 million at March 31, 2026, compared to $275.5 million at December 31, 2025.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended
	March 31,
(In thousands)	2026	2025
Multi-family residential	$47,784	$21,183
Commercial real estate	21,922	22,916
One-to-four family – mixed-use property	4,302	1,842
One-to-four family – residential (1)	289	35,206
Construction	4,043	3,275
Small Business Administration	5,510	1,250
Commercial business and other (2)	77,657	88,404
Total	$161,507	$174,076

(1) Includes purchases of $35.1 million for the three months ended March 31, 2025.

(2) Includes purchases of $34.0 million and $23.2 million for the three months ended March 31, 2026 and 2025, respectively.

The Bank maintains its conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential (excluding underlying co-operative mortgages), commercial real estate and one-to-four family mixed-use property mortgage loans originated and purchased during the three months ended March 31, 2026 had an average loan-to-value ratio of 40.0% and an average debt coverage ratio of 196.0%.

Non-performing assets totaled $68.2 million at March 31, 2026, an increase of $9.3 million, or 15.9% from December 31, 2025. Total non-performing assets as a percentage of total assets were 0.77% at March 31, 2026 compared to 0.68% at December 31, 2025. The ratio of ACL – loans to total non-performing loans was 87.9% at March 31, 2026 compared to 103.0% at December 31, 2025.

During the three months ended March 31, 2026, mortgage-backed securities increased $265.3 million, or 32.0%, to $1,095.1 million from $829.8 million at December 31, 2025. The increase during the three months ended March 31, 2026 was primarily due to purchases of securities totaling $342.2 million at an average yield of 4.68% and principal repayments totaling $70.0 million, partially offset by a decrease in the securities fair value totaling $6.9 million.

During the three months ended March 31, 2026, other securities decreased $27.0 million, or 4.4%, to $583.4 million from $610.4 million at December 31, 2025. The decrease in other securities during the three months ended March 31, 2026, was primarily due to calls totaling $34.3 million and principal repayments totaling $3.9 million, partially offset by due to purchases totaling $12.0 million, at an average yield of 4.72%. At March 31, 2026, other securities primarily consisted of securities issued by mutual or bond funds, government agency securities, municipal bonds, corporate bonds, and CLOs.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liabilities. Total liabilities were $8,165.4 million at March 31, 2026, an increase of $180.1 million, or 2.3%, from $7,985.3 million at December 31, 2025. During the three months ended March 31, 2026, Due to Depositors increased $232.0 million, or 3.2%, to $7,484.1 million primarily due to increases in NOW and money market accounts totaling $270.0 million, or 6.9% and non-interest bearing accounts of $26.2 million, or 2.7%. These increases were partially offset by a decrease in certificates of deposit accounts totaling $68.9 million, or 3.0%. At March 31, 2026, the Company had uninsured deposits totaling $2.8 billion, or 36.4% of deposits of which $1.4 billion was fully collateralized by some other method leaving uninsured and uncollateralized deposits totaling $1.3 billion, or 17.5% of deposits. Uninsured deposits are greatly influenced by our government deposit portfolio. These deposits fluctuate at times that affect both the uninsured deposit levels and other sources of liquidity used. Borrowed funds decreased $68.2 million, or 14.1%, during the three months ended March 31, 2026, as funds were not needed due to increases in deposits and decreases in loans.

Total deposits at the periods shown and the weighted average rate on deposits at March 31, 2026 and December 31, 2025, are as follows:

			Weighted Average
	March 31,	December 31,	Nominal Rate
	2026	2025	2026 (1)

	(In thousands)
Interest-bearing deposits:
Certificates of deposit accounts	$2,219,987	$2,288,844	3.61%
Savings accounts	98,325	93,752	0.36
Money market accounts	1,855,343	1,791,616	3.32
NOW accounts	2,314,962	2,108,653	3.10
Total interest-bearing deposits	6,488,617	6,282,865
Non-interest bearing demand deposits	995,529	969,287
Total due to depositors	7,484,146	7,252,152
Mortgagors' escrow deposits	96,242	59,590	0.36
Total deposits	$7,580,388	$7,311,742

(1) The weighted average rate does not reflect the effect of interest rate swaps.

Included in deposits were brokered deposits totaling $1,131.0 million, a decrease of $0.1 million, from $1,131.1 million at December 31, 2025. We utilize brokered deposits as an additional funding source, to assist in the management of our interest rate risk and as an underlying funding source for a portion of our interest rate swaps. We obtain brokered certificates of deposit as a wholesale funding source when the interest rate on these deposits are below other wholesale options, or to extend the maturities of our deposits. Brokered deposits generally have a higher beta than our retail deposits as the interest rates are typically more sensitive to changes in the federal funds rates. A portion of our brokered certificates of deposit are hedged against rising interest rates using interest rate swaps. At both March 31, 2026 and December 31, 2025, $725.8 million of brokered certificates of deposits were hedged using interest rate swaps. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements. Brokered deposits obtained by the Bank are generally fully FDIC insured. At March 31, 2026, and December 31, 2025, the Bank did not hold any uninsured brokered deposits.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table shows the composition of brokered deposits at the periods indicated:

	March 31,	December 31,
(In thousands)	2026	2025
NOW accounts	$299,970	$299,947
Certificates of deposit	831,075	831,179
Total brokered deposits	$1,131,045	$1,131,126

Interest expense on brokered deposits is summarized as follows for the periods indicated:

	March 31,	December 31,
(In thousands)	2026	2025
NOW accounts	$2,903	$10,429
Money market accounts	—	554
Certificates of deposit	7,321	28,211
Total interest expense on brokered deposits	$10,224	$39,194

Equity. Total stockholders’ equity was $697.4 million at March 31, 2026, a decrease of $10.6 million, or 1.5%, from $708.0 million at December 31, 2025. Stockholders’ equity decreased primarily due to the declaration and payment of dividends on the Company’s common stock of $0.44 per common share totaling $15.3 million, and a decrease of $2.2 million in other comprehensive income (loss), partially offset by net income totaling $5.8 million. Book value per common share was $20.58 at March 31, 2026, compared to $20.96 at December 31, 2025.

Liquidity. Liquidity is the ability to economically meet current and future financial obligations. The Company’s primary objectives in terms of managing liquidity are to maintain the ability to originate and purchase loans and securities, repay borrowings as they mature, satisfy financial obligations that arise in the normal course of business and meet our customer’s deposit withdrawal needs. Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by the level of interest rates, economic conditions, and competition. The Company has other sources of liquidity, including unsecured overnight lines of credit, brokered deposits and other types of borrowings. At March 31, 2026 and December 31, 2025, the Company had $4.1 billion and $3.9 billion, respectively, in combined available liquidity through cash lines with the FHLB-NY, Federal Reserve and other commercial banks, as well as unencumbered securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following tables present the Company’s available liquidity by source at the periods indicated:

	At March 31, 2026
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$1,231.9	$—	$1,231.9
Interest Earnings Deposits	89.8	—	89.8
External Sources:
Federal Home Loan Bank	2,607.9	1,805.1	802.8
Federal Reserve Bank	1,370.3	—	1,370.3
Other Banks	631.0	—	631.0
Total Liquidity	$5,930.9	$1,805.1	$4,125.8

	At December 31, 2025
	Total	Amount	Net
	Available	Used	Availability

	(In millions)
Internal Sources:
Unencumbered Securities	$957.1	$—	$957.1
Interest Earnings Deposits	45.7	—	45.7
External Sources:
Federal Home Loan Bank	2,661.6	1,727.3	934.3
Federal Reserve Bank	1,383.6	—	1,383.6
Other Banks	627.0	60.0	567.0
Total Liquidity	$5,675.0	$1,787.3	$3,887.7

Liquidity management is both a short and long-term function of business management. During 2026, funds were used by the Company’s operating and investing activities funded by financing activities. The largest uses of funds during the three months ended March 31, 2026 were the purchase of $354.2 million of securities available for sale and the purchase of $34.0 million of loans. These uses were primarily funded by an increase in due to depositors totaling $231.8 million, net repayments of loans totaling $126.0 million and sales, calls and repayments of securities totaling $108.7 million. Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $158.7 million, an increase of $32.6 million, or 25.9% from $126.1 million, at December 31, 2025. A portion of our cash and cash equivalents is restricted cash held as collateral for interest rate swaps. At each of March 31, 2026, and December 31, 2025, restricted cash totaled $16.6 million.

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

There was no material change in the source of the data used in our interest rate risk modeling in the current period. Current economic factors such as interest rate forecasts as changed from period over period may affect the modeling. Key assumptions include deposit betas and loan origination yields. Deposit betas vary by product and direction of interest rates. In an upward shock, weighted average deposit betas (based on period end balances) were 69% at March 31, 2026 and 70% at March 31, 2025. In a downward shock, weighted average deposit betas (based on period end balances) were 62% at March 31, 2026 and 61% at March 31, 2025. Loan origination yields vary by product and the weighted average yield (based on period end loan balances) was 6.19% at March 31, 2026 compared to 6.99% at March 31, 2025.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Company quantifies the net portfolio value should interest rates immediately go up or down 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets less the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. The changes in value are measured as percentage changes from the net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2026. Various estimates regarding prepayment assumptions are made at each level of rate shock. At March 31, 2026, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the change in the Company’s net portfolio value and the net portfolio ratio for the following periods:

	Projected Percentage Change In
	Net Portfolio Value (NPV)		Net Portfolio Value Ratio
	March 31,	March 31,	March 31,	March 31,
Change in Interest Rate	2026	2025	2026	2025
-200 Basis points	6.7%	4.2%	10.7%	9.2%
-100 Basis points	3.2	1.8	10.6	9.1
Base interest rate	-	-	10.4	9.1
+100 Basis points	(5.9)	(5.0)	10.0	8.8
+200 Basis points	(12.7)	(10.8)	9.4	8.4

Income Simulation Analysis. The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. The starting point for the net interest income simulation is an estimate of the next twelve months’ net interest income, assuming that both interest rates and the Company’s interest-sensitive assets and liabilities remain at period-end levels. The report quantifies the potential changes in net interest income should interest rates go up or down 100 or 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. All changes in income are measured as percentage changes from the projected net interest income at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2026 and 2025. Prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2026, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31:

	Projected Percentage Change in Net Interest Income
Change in Interest Rate	2026	2025
-200 Basis points	3.7%	(1.5)%
-100 Basis points	1.3	(1.2)
Base interest rate	-	-
+100 Basis points	(5.3)	(3.4)
+200 Basis points	(10.6)	(7.8)

Another net interest income simulation assumes that changes in interest rates change gradually in equal increments over the twelve-month period. Prepayment penalty income is excluded from this analysis. Based on these assumptions, net interest income would be reduced by 6.2% from a 200 basis point increase in rates over the next twelve months and a 2.3% increase from a 200 basis point decrease in rate over the same period. Actual results could differ significantly from these estimates.

At March 31, 2026, the Company had a derivative portfolio with a notional value totaling $2.8 billion. This portfolio is designed to provide protection against rising interest rates. See Note 11 (“Derivative Financial Instruments”) of the Notes to the Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees and costs, which are considered adjustments to yields.

	For the three months ended March 31,
	2026				2025
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for sale	$—	$—	—%		$64,085	$664	4.14%

Mortgage loans, net	$5,119,895	$71,972	5.62%		$5,261,261	$72,391	5.50%
Other loans, net	1,419,758	19,671	5.54		1,410,661	19,977	5.66
Total loans, net (1) (2)	6,539,653	91,643	5.61		6,671,922	92,368	5.54
Taxable securities:
Mortgage-backed securities	943,977	11,855	5.02		895,097	12,528	5.60
Other securities	549,052	7,380	5.38		585,219	8,553	5.85
Total taxable securities	1,493,029	19,235	5.15		1,480,316	21,081	5.70
Tax-exempt securities: (3)
Other securities	42,518	443	4.17		43,813	456	4.16
Total tax-exempt securities	42,518	443	4.17		43,813	456	4.16
Interest-earning deposits and federal funds sold	217,759	1,782	3.27		208,777	2,063	3.95
Total interest-earning assets	8,292,959	113,103	5.46		8,468,913	116,632	5.51
Other assets	533,526				546,967
Total assets	$8,826,485				$9,015,880

Interest-bearing liabilities:
Deposits:
Savings accounts	$96,917	88	0.36		$98,224	110	0.45
NOW accounts	2,265,480	17,379	3.07		2,215,683	18,915	3.41
Money market accounts	1,813,291	15,074	3.33		1,716,358	15,372	3.58
Certificates of deposit accounts	2,265,312	20,169	3.56		2,596,714	22,710	3.50
Total due to depositors	6,441,000	52,710	3.27		6,626,979	57,107	3.45
Mortgagors' escrow accounts	85,508	113	0.53		78,655	67	0.34
Total interest-bearing deposits	6,526,508	52,823	3.24		6,705,634	57,174	3.41
Borrowings	448,230	4,993	4.46		555,466	6,373	4.59
Total interest-bearing liabilities	6,974,738	57,816	3.32		7,261,100	63,547	3.50
Non interest-bearing demand deposits	965,817				855,322
Other liabilities	170,785				167,866
Total liabilities	8,111,340				8,284,288
Equity	715,145				731,592
Total liabilities and equity	$8,826,485				$9,015,880

Net interest income / net interest rate spread (4)		$55,287	2.14%			$53,085	2.01%

Net interest-earning assets / net interest margin (5)	$1,318,221		2.67%		$1,207,813		2.51%

Ratio of interest-earning assets to interest-bearing liabilities			1.19	X			1.17	X

(1) Loan interest income includes loan fee income (expense) (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.4 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

(2) Loan interest income includes net gains (losses) from fair value adjustments on hedges of $34 thousand and $0.1 million for three months ended March 31, 2026 and 2025, respectively.

(3) Interest and yields are calculated on the tax equivalent basis using the statutory federal income tax rate of 21% for the periods presented totaling $0.1 million each for the three months ended March 31, 2026 and 2025.

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

	For the three months ended March 31,
(In thousands)	2026	2025
Mortgage Loans
At beginning of period	$5,226,443	$5,316,249
Mortgage loans originated:
Multi-family residential	47,784	21,183
Commercial real estate	21,922	22,916
One-to-four family mixed-use property	4,302	1,842
One-to-four family residential	289	58
Construction	4,043	3,275
Total mortgage loans originated	78,340	49,274

Mortgage loans purchased:
One-to-four family residential	—	35,148
Total mortgage loans purchased	—	35,148

Less:
Principal reductions	173,225	77,881
Loans transferred to (from) loans held for sale	—	(2,654)
Mortgage loan sales	5,559	5,573
Charge-offs	936	5
At end of period	$5,125,063	$5,319,866

Commercial business loans
At beginning of period	$1,413,376	$1,421,527
Loans originated:
Small Business Administration	5,510	1,250
Commercial business	43,218	64,621
Other	488	589
Total commercial business and other loans originated	49,216	66,460

Commercial business loans purchased:
Commercial business	33,951	23,194
Total commercial business loans purchased	33,951	23,194

Less:
Small Business Administration sales	494	5,402
Principal reductions	72,334	90,003
Charge-offs	116	4,466
At end of period	$1,423,599	$1,411,310

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table shows the principal balance of our non-performing assets at the periods indicated:

	At March 31,	At December 31,
(Dollars in thousands)	2026	2025
Non-accrual mortgage loans:
Multi-family residential	$13,006	$10,214
Commercial real estate	18,339	21,786
One-to-four family mixed-use property	—	236
One-to-four family residential	1,707	1,838
Total	33,052	34,074

Non-accrual commercial business loans:
Small Business Administration	1,064	554
Commercial Business and other	16,439	6,936
Total	17,503	7,490
Total non-accrual loans	50,555	41,564

Total non-performing loans	50,555	41,564
Other non-performing assets:
Available for sale securities	17,614	17,261
Total	17,614	17,261

Total non-performing assets	$68,169	$58,825

Non-performing loans to gross loans	0.77%	0.63%
Non-performing assets to total assets	0.77%	0.68%

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned, and the investment portfolio, to ensure that credit quality is maintained at the highest levels. See Note 5 (“Loans”) of the Notes to the Consolidated Financial Statements for a description of how loans are determined to be criticized or classified and a table displaying criticized and classified loans at March 31, 2026. The amortized cost of Criticized and Classified assets was $120.2 million at March 31, 2026, an increase of $19.2 million from $101.0 million at December 31, 2025.

Included within net loans at March 31, 2026 and December 31, 2025, were $1.7 million and $2.1 million, respectively, of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The following table shows allowance for credit losses at the period indicated:

	For the three months ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$42,802	$40,152
Loans- charge-off	(1,052)	(4,471)
Loans- recovery	532	44
Loans- provision (benefit)	2,168	4,312
Allowance for credit losses - loans	$44,450	$40,037

Balance at beginning of period	$348	$353
HTM securities (benefit) provision	(10)	6
Allowance for credit losses - HTM securities	$338	$359

Balance at beginning of period	$2,921	$2,627
AFS securities (benefit) provision	(147)	—
Allowance for credit losses - AFS securities	$2,774	$2,627

Balance at beginning of period	$1,733	$1,037
Off-balance sheet- (benefit) provision	111	337
Allowance for credit losses - off-balance sheet	$1,844	$1,374

Allowance for credit losses	$49,406	$44,397

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Company’s ACL - loans for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2026	2025
Balance at beginning of year	$42,802	$40,152
Provision (benefit) for credit losses	2,168	4,312

Loans charged-off:
Multi-family residential	(173)	—
Commercial real estate	(616)	—
One-to-four family - residential	(147)	(5)
Commercial business and other	(116)	(4,466)
Total loans charged-off	(1,052)	(4,471)

Recoveries:
Multi-family residential	1	—
One-to-four family - residential	—	1
Small Business Administration	—	40
Commercial business and other	531	3
Total recoveries	532	44

Net (charge-offs) recoveries	(520)	(4,427)
Balance at end of year	$44,450	$40,037

Ratio of net charge-offs to average loans outstanding during the period	0.03%	0.27%
Ratio of ACL - loans to gross loans at end of period	0.68%	0.59%
Ratio of ACL - loans to non-accrual loans at end of the period	87.92%	86.54%
Ratio of ACL - loans to non-performing loans at end of period	87.92%	86.54%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.       CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 1.       LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2026:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2026	—	—	—	807,964
February 1 to February 28, 2026	—	—	—	807,964
March 1 to March 31, 2026	—	—	—	807,964
Total	—	$—	—

During the quarter ended March 31, 2026, the Company did not repurchase any shares of the Company’s common stock. On March 31, 2026, 807,964 shares remained to be repurchased under the currently authorized stock repurchase programs. Stock will be purchased under the current stock repurchase programs from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under these authorizations.

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

Flushing Financial Corporation,

Dated:	May 11, 2026	By:	/s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated:	May 11, 2026	By:	/s/Susan K. Cullen
Susan K. Cullen
Senior Executive Vice President, Treasurer and
Chief Financial Officer